Form 10-K
period 2002-12-31
KENSINGTON BANKSHARES INC
filed 2003-03-31
CIK 1173376

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______ TO _____

                        COMMISSION FILE NUMBER: 333-89952

                           KENSINGTON BANKSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                FLORIDA                           59-3709535
                -------                           ----------
         (State of Incorporation)        (IRS Employer Identification No.)

                  13246 NORTH DALE MABRY HWY., TAMPA, FL 33624
                  --------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (813) 961-6200
                                  -------------
              (Registrant's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]  No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of December 31, 2002, there were approximately 3,710,000 shares outstanding of the registrant's Common Stock, par value $.01 per share, its only class of common stock, and the aggregate market value of the Common Stock held by non-affiliates of the registrant (approximately 923,841 shares) was approximately $6,928,807 as computed by reference to the most recent trade price of the Company's shares (March 17, 2003).

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1.     BUSINESS

                           KENSINGTON BANKSHARES, INC.

         Kensington Bankshares, Inc. ("Bankshares"), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. Although organized under Florida law on January 26, 2001, Bankshares commenced operations in January 2002. Bankshares' sole subsidiary and principal asset is First Kensington Bank ("Kensington Bank"), organized on December 8, 1999, under the laws of the State of Florida. Kensington Bank commenced operations on February 28, 2000. In January 2002, Bankshares acquired all of the outstanding shares of common stock of First Kensington Bank upon the effectiveness of an exchange offer whereby each share of Kensington Bank's common stock was automatically exchanged for four shares of common stock of Bankshares.

         In September 2002, Bankshares consummated a public offering and sold 750,000 shares of its common stock to its shareholders and the general public at a price of $7.50 per share. The net proceeds to Bankshares was approximately $5,575,000. The net proceeds were used to pay indebtedness incurred to increase the capital accounts of Kensington Bank ($4,000,000) and the balance was contributed to the capital accounts of the bank. See "Supervision and Regulation."

                                 KENSINGTON BANK

         Kensington Bank was incorporated as a State Bank on December 8, 1999, under the laws of the State of Florida and commenced operations on February 28, 2000. Kensington Bank is subject to the rules, regulations and examinations conducted by the Federal Deposit Insurance Corporation and the State of Florida Division of Banking. See "Supervision and Regulation." Kensington Bank operates under the day-to-day management of its officers and they have substantial authority in making autonomous decisions regarding investments, loan policies, interest rates and service charges.

BANKING SERVICES

         Kensington Bank offers most of the usual banking services, including checking accounts, savings accounts, certificates of deposit, money market accounts, money orders, travelers' checks, safe deposit boxes, night depository, installment loans, commercial loans, mortgage loans and mortgage collections. Kensington Bank does not have trust powers.

         Kensington Bank's commercial loan department serves a variety of professionals and local businesses, including many small, family owned enterprises. The department offers a full range of business credit services including lines of credit, term loans, revolving loans, equipment financing and mortgages. On occasion, a borrower's needs exceed the maximum regulatory lending limit of Kensington Bank. In these instances, the department initiates a loan participation with another bank to meet the customer's needs.

         Kensington Bank's consumer loan services include consumer credit common to most full-service commercial banks. These services include automobile loans, home improvement loans, home equity lines of credit and other personal loans.

PRIMARY MARKET AREA

         Kensington Bank conducts a commercial banking business from six office locations, its main office and one branch office located in Hernando County, Florida, two branch offices located in Pasco County, Florida and two branch offices located in Hillsborough County, Florida. Hernando, Pasco and Hillsborough Counties, located on the Gulf of Mexico about halfway down the west coast, make up the bank's primary service area. According to the U. S. Census, the primary service area experienced a population growth of approximately 21% during the 1990's resulting in a total population of approximately 1,475,000 at December 31, 2000; 999,000 in Hillsborough County, 345,000 in Pasco County and 131,000 in Hernando County. Hillsborough County experienced a population growth of approximately 19.8% from 1990 to 2000, Pasco County 22.6% and Hernando County 29.4%. In addition, the number of household units increased during the same periods as follows: Hillsborough County from 263,219 to 425,962, Pasco County from 100,846 to 147,566 and Hernando County from 22,500 to 62,717. At December 31, 2000, the number of persons per household approximated 2.4 and as of July 2001, the unemployment rate was approximately 3.4%. During 2000, the number of housing units covered by building permits was 11,657 (Hillsborough County), 3,486 (Pasco County) and 1,326 (Hernando County).

         In spite of changing conditions involving the infrastructure requirements which have limited economic expansion and population growth at various geographic locations around the country, Kensington Bank's primary market area has continued to grow because of its ability to attract new residents to its favorable year round climate and relatively stable economic environment. Furthermore, although the major economic base in Kensington Bank's primary service area is tourism and construction, there has been a growth of other diverse service businesses. Bankshares believes that it is situated to take advantage of any economic and demographic growth in its primary service area.

COMPETITION

         Kensington Bank encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as a degree of interstate banking has created a highly competitive environment for commercial banking in Kensington Bank's primary service area. In one or more aspects of its business, Kensington Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in and around the service area. Most of the competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services, such as trust services, that Kensington Bank does not currently provide. In addition, many of the bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and state chartered and federally insured banks. Kensington Bank's primary service area is currently being served by approximately 40 commercial banks with approximately 343 offices. Kensington Bank's principal competitors are branches of major regional holding company banks, which, for the most part, are headquartered elsewhere in Florida, Alabama, Georgia and North Carolina.

         Management believes that Kensington Bank is well positioned to compete successfully in its primary service area, although no assurances can be given. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.

EMPLOYEES

         As of December 31, 2002, Kensington Bank had 42 employees. Management believes that its employee relations have been and continue to be good. No employees are represented by any union or similar group and Kensington Bank has never experienced any strike or labor dispute.

                           SUPERVISION AND REGULATIONS

GENERAL

         As a bank holding Company, Bankshares is required to file with the Board of Governors of the Federal Reserve System (the "Board") an annual report and such additional information as the Board may require pursuant to the Bank Holding Act of 1956, as amended. The Board also makes examinations of Bankshares and its subsidiary.

         The principal supervisory authorities of Kensington Bank are the State of Florida Department of Banking and Finance and the FDIC, which regularly examine such areas as reserves, loans, investments, management practices and other aspects of Kensington Bank's operations. These examinations are designed for the protection of Kensington Bank's depositors and not for its stockholders. In addition to these regular examinations, Kensington Bank must furnish to these agencies quarterly reports containing a full and accurate statement of its affairs. Kensington Bank is a member of the FDIC, and its deposits are insured as provided by law.

         Federal and State banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. The Florida Department and the FDIC have the authority to issue cease-and-desist orders to prevent a bank from engaging in an unsafe or an unsound practice or violating the law in conducting its business. The payment of dividends, depending upon the financial condition of a bank, could be deemed such a practice.

         The earnings of Kensington Bank are affected to some extent by the policies of regulatory authorities including the Federal Reserve System, which regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market transactions in United States Government securities, changes in the discount rate on member bank borrowing, changes in reserve requirements against member bank deposits, and limitations on interest rates which member banks may pay on time and savings deposits. The effect, if any, of such policies on the future business and earnings of Kensington Bank cannot be predicted.

COMPANY ACTIVITIES

         Bankshares has elected not to become a financial holding company under the Gramm-Leach-Bliley Act, and as a result, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, Bankshares may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, provide placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals arranging commercial real estate equity financing; providing check-guaranty; collection agency and credit bureau services; engaging in asset management; servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         The Act requires prior approval of the Board of Governors of the Federal Reserve before a bank holding company can (1) acquire, directly or indirectly, ownership or control of more than 5% of the voting stock of a bank;
(2) acquire substantially all of the assets of a bank; or (3) merge or consolidate with another bank holding company. If the effect of a proposed acquisition, merger or consolidation may be to substantially lessen competition or tend to create a monopoly, the Board cannot approve the acquisition unless it finds that the anti-competitive effects of the acquisition, merger or consolidation are clearly outweighed by the convenience and needs of the community to be served. Furthermore, any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets of a bank located in another State may not be approved by the Board unless the laws of the second State specifically authorize such an acquisition.

         A bank holding company is also prohibited, with limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging, directly or indirectly, in activities unrelated to banking or managing or controlling banks. An exception to this prohibition permits ownership of the shares of a company, the activities of which the Board, after due notice and opportunity for hearing, has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Bankshares and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions Kensington Bank may not condition an extension of credit on a customer's obtaining other services provided by it, Bankshares or any other subsidiary, or on a promise by its customer not to obtain other services from a competitor.

REGULATION OF PAYMENT OF DIVIDEND

         Bankshares is a legal entity separate and distinct from Kensington Bank. The principal source of cash flow for Bankshares is dividends from Kensington Bank. There are various statutory and regulatory limitations on the payment of dividends by Kensington Bank, as well as dividends paid by Bankshares to its shareholders.

         The payment of dividends by Bankshares and Kensington Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC and the Federal Reserve Board have issued policy statements that provide, generally, that insured banks and bank holding companies should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991.

         Under Florida law, Kensington Bank may pay quarterly, semiannual or annual dividends out of its net profits for such period and its retained net profits so long as (1) it complies with certain Florida law restrictions with respect to Kensington Bank's surplus fund, (2) the net income for the such dividend period when combined with retained earnings for the preceding 2 years is not a loss and (3) payment of the dividend will not result in the capital accounts of Kensington Bank to fall below minimum amounts required under law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency. At December 31, 2002, there was no money available for the payment of dividends without prior regulatory approval.

CAPITAL ADEQUACY REQUIREMENTS

         Both Bankshares and Kensington Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies and banks, which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as the state member banks. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

RESTRICTIONS ON THE MAKING OF LOANS

         Both the Federal Deposit Insurance Corporation and the Federal Reserve Act limit banks with respect to the amount of loans or extensions of credit to, and investments in an affiliate and the amount of advances to third parties collateralized by the securities or obligations of an affiliate. There are also additional restrictions on loans to executive officers and persons owning or controlling more than 10% of the voting shares of a member bank's stock and to officers, directors or controlling persons of a bank holding company controlling such member bank.

RECENT EVENTS

         On June 3, 2002, Kensington Bank was advised by the Atlanta Regional Office of the FDIC that the bank's leverage ratio (total capital divided by average assets) of 6.78% at March 31, 2002 was below the 8.0% required regulatory level for banks with less than three years of operations. The bank was requested to increase its leverage ratio to at least 8.0% by June 30, 2002. Management advised the FDIC that the company had on file with the Securities and Exchange Commission a Registration Statement covering a public offering of shares of common stock. The FDIC was further advised that the proceeds of the offering were to be used to increase the capital of the bank. On June 26, 2002, the bank was advised that in spite of the proposed offering, the FDIC required that the bank meet its leverage ratio by June 30, 2002. This necessitated an immediate investment of $4.0 million. To accomplish this, the directors loaned the company $4.0 million and the company invested $4.0 in the bank. This increased the bank's leverage ratio to 8.1%. At February 28, 2003, the leverage ratio of the bank required by the FDIC was reduced to 6%. See "Item 12 "Certain Relationships and Certain Transactions."

         The Federal Reserve requires that within the first two years of the commencement of operations, members are required to obtain prior approval to borrow money. Because of the time involved, the holding company was unable to comply with this requirement. The company notified the Federal Reserve of such fact and subsequently received approval of the company's request for a waiver of the notification requirement.

                  STATISTICAL INFORMATION ABOUT KENSINGTON BANK

         The following tables and schedules contain statistical information concerning the financial condition and operations of Kensington Bank for the period or periods or as of the date or dates indicated in each table or schedule.

AVERAGE DAILY BALANCE SHEETS

         The following table shows Kensington Bank balances of assets, liabilities and capital computed on an average daily basis.

                           AVERAGE DAILY BALANCE SHEET
                                 (IN THOUSANDS)

                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                                   --------------------
                                                                   2001             2002
                                                                   ----             ----
Assets:
 Cash and due from banks                                        $     1,941      $   2,037
 Federal funds sold                                                   4,406          5,291
 Taxable securities                                                  90,016        183,446
 Loans (Net)                                                         31,762         58,520
 Premises and equipment (Net)                                         2,121          2,505
 Other                                                                1,680          4,020
                                                                -----------      ---------
 Total Assets                                                   $   131,926      $ 255,819

Liabilities and equity:
 Non-interest-bearing demand deposits                           $     3,952      $   6,278
 Interest-bearing demand deposits                                     6,760         15,483
 Savings deposits                                                     2,684          6,177
 Other time deposits                                                 94,862        198,892
                                                                -----------      ---------
 Total deposits                                                     108,258        226,830
 Other borrowed funds                                                 9,116         10,037
 Other liabilities                                                      273            578
 Stockholders' equity                                                14,279         18,374
                                                                -----------      ---------

 Total Liabilities and Stockholders' Equity                     $   131,926      $ 255,819

INCOME AND AVERAGE YIELD ON INTEREST EARNING ASSETS AND INTEREST
EXPENSE AND AVERAGE RATE ON INTEREST BEARING LIABILITIES

         The following table shows the interest income and average yield on interest earning assets and the interest expense and average rate on interest bearing liabilities for the periods indicated. The calculations of average yields or rates are based upon the average daily balances.

                          INTEREST INCOME AND EXPENSES
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                          2001                            2002
                                                          ----                            ----
                                                INTEREST        AVG. RATE        INTEREST      AVG.RATE
                                                --------        ---------        --------      --------
Assets:
 Taxable securities                             $  6,057            6.73%        $   8,962         4.89%
 Loans, net                                        2,864            9.02%            4,766         8.14%
 Federal funds sold                                  168            3.81%               93         1.76%
                                                --------        --------         ---------     --------
 Total interest - earning assets                   9,089            7.20%           13,821         5.59%

Liabilities:
 Interest-bearing demand deposits                    159            2.35%              214         1.38%
 Savings deposits                                     90            3.35%              132         2.14%
 Time deposits                                     5,210            5.49%            7,302         3.67%
 Other borrowed funds                                315            3.46%              177         1.76%
                                                --------        --------         ---------     --------
 Total interest - bearing liabilities           $  5,774            5.09%        $   7,825         3.39%

         Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following analysis shows the year-to-year changes in the components of net interest income:

                          RATE/VOLUME VARIANCE ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                                2002 COMPARED TO 2001
                                                              INCREASE (DECREASE) DUE TO
                                                              --------------------------
                                                        VOLUME (1)      RATE         CHANGE
                                                        --------        ----         ------
Interest earned on:
 Taxable securities                                     $  3,947      $ (1,042)     $ 2,905
 Loans, net(1)                                             2,149          (247)       1,902
 Federal funds sold                                           44          (119)         (75)
                                                        --------      --------      -------
Total interest income                                   $  6,140      $ (1,408)     $ 4,732
                                                        --------      --------      -------

Interest paid on:
 Interest-bearing demand deposits                       $     81      $    (26)     $    55
 Savings deposits                                             58           (16)          42
 Time deposits                                             2,998          (906)       2,092
 Other borrowed funds                                         36          (174)        (138)
                                                        --------      --------      -------
Total interest expense                                     3,173        (1,122)       2,051
                                                        --------      --------      -------
Change in net interest income                           $  2,967     ($    286)     $ 2,681
                                                        --------      --------      -------

-----------
(1) Non-accruing loans are excluded from the average volumes used in calculating the table.

COMPOSITION OF INVESTMENT SECURITIES

         The tables below set forth the investment securities at the dates indicated (dollars in thousands):

                       BOOK VALUE OF INVESTMENT SECURITIES

                                                   DECEMBER 31,
                                                   ------------
                                               2001           2002
                                               ----           ----
U.S. government agencies                     $139,786       $184,370

         The following table indicates the maturities, scheduled by the weighted-average lives of the underlying collateral, of Kensington Bank's U. S. government agency securities as of December 31, 2002, and the weighted average yields of such securities.

                  MATURITY                  PAR           BOOK         MARKET       WEIGHTED AVERAGE YIELD
                  --------                  ---           ----         ------       ----------------------
3 Months or less                         $  77,284      $ 77,376     $  77,459             2.47%
Over 3 through 12 months                    39,405        39,801        40,147             3.60%
Over 1 year through 5 years                 30,714        31,383        32,271             4.26%
Over 5 years through 10 years               17,795        17,761        18,072             5.00%
Over 10 years                               18,105        18,049        18,165             6.55%
                                         ---------      --------     ---------             ----
Total                                    $ 183,303      $184,370      $186,114             3.66%

LENDING ACTIVITIES

         Lending activities are conducted pursuant to a comprehensive written loan policy that was approved by the bank's board of directors and is reviewed and re-affirmed by that same body at least annually. Our loan approval process provides for various levels of lending authority to loan officers, the Senior Lender, the President and Chief Executive Officer, and the Executive Management Loan Committee. In addition, loans in excess of $1,250,000 require the approval of the board of directors prior to funding. Loan purchases, when applicable, will be made subject to the same underwriting standards as loan originations. Florida Banking Statutes limits the amount of credit to any one person to a maximum amount of 25% of the bank's capital accounts, subject to certain conditions (approximately $5.5 million as of December 31, 2002).

         We manage our loan portfolio on an ongoing basis following written policies and portfolio management strategies, guidelines for underwriting standards and risk assessment, and procedures for ongoing identification and management of credit deterioration. We undertake regular portfolio reviews to estimate loss exposure and determine compliance with bank policies.

         Kensington Bank is primarily in the real estate market and provides construction and permanent financing and residential real estate loans to qualified applicants without discrimination and under the guidelines set forth in the bank's loan policy. Kensington Bank also provides commercial loans and installment loans to small to medium-sized businesses and to individuals with satisfactory cash flows.

         Our real estate loan portfolio mostly consists of single-family residential, construction and commercial loans. We concentrate on short-term loans with one to five year maturities and loans with interest rate adjustment periods within the same time frame. The relatively short maturities afford Kensington Bank a degree of protection against interest rate fluctuations and will give management the ability to review the quality of our loan portfolio more frequently. These re-pricing opportunities allow for interest rate adjustments that are commensurate with the quality of our loans. The ratio and loan mix of our real estate portfolio will vary from time-to-time based on the investment criteria determined by management and the needs of the communities we serve.

         Real estate and construction loans generally originate in amounts of no more than 85% of appraised value and are secured by a mortgage on the real estate. Construction loans are structured either to be converted to permanent loans with the bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. These type loans are supported by the builders' financial capacity and their ability to sell their finished product. Real estate risk is associated with the ability of borrowers to service their monthly debt obligations and the value of the real estate being held as collateral. Commercial real estate risk is associated with the financial capacity of the borrowers to meet their monthly debts; the value of the real estate held as collateral, the success of the borrowers business along with any fluctuation in the value of business assets. Construction real estate risk is centered on the ability of the borrowers to complete the project and service their monthly payments.

         The bank offers a variety of commercial loans including term loans, both collateralized and un-collateralized, made to businesses for working capital (including real estate acquisitions and improvements), and the purchase of equipment and machinery. As a general practice, the bank takes a security interest in any available real estate, equipment, or other chattel. Commercial loans are primarily underwritten in the bank's service area on the basis of the borrowers ability to service such debt from cash flows from their business. As a result, the risk in this type of credit is in the availability of funds for repayment and the success of the business be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

         Installment loans, while not a significant part of the bank's loan portfolio, are made to qualified borrowers for automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and un-collateralized) and deposit account collateralized loans. The terms on these types of credit typically range from 12 to 60 months and vary based on the kind of collateral and size of the loan. These types of loans generally have a shorter term and carry a higher interest rate than that charged on other types of loans. Installment loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as real estate loans. In many instances, the bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the determination of the borrower's ability to repay the debt is of primary importance in the underwriting of consumer loans.

         The following table sets forth the gross amount and percent of loans outstanding at the indicated dates according to the type of loan and total loans netting deferred loan fees and allowance for loan loss (dollars in thousands):

                                                     DECEMBER 31,
                                  -------------------------------------------------
                                             2001                        2002
                                  --------------------------- ---------------------
                                    AMOUNT       PERCENT      AMOUNT        PERCENT
                                   --------      -------      ------        -------
Real estate                        $  35,083       72.76     $  50,493        62.53
Construction                           9,923       20.58        23,706        29.36
Commercial                             2,142        4.44         5,077         6.28
Installment                            1,053        2.18         1,438         1.78
Other                                     22         .04            37         0.05
                                   ---------     -------     ---------      -------
Gross loans                           48,223      100.00        80,751       100.00
Net deferred loan fees                   (89)                     (278)
Allowance for loan loss                 (410)                     (700)
                                   ---------                 ---------
Net loans                          $  47,724                  $ 79,773

         As of December 31, 2002, 36.3% of gross loans were fixed rate loans and 63.7% were variable rate loans. For the year ended December 31, 2002, the average interest yield on the loan portfolio was 8.14%.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

         The amount of gross loans outstanding as of December 31, 2002, which, based on remaining scheduled repayments of principal that are due in (1) one year or less, (2) more than one year, but less than five years, and (3) more than five years and the mix of fixed rate and variable rate loans, are shown in the following table (in thousands):

               AGGREGATE MATURITIES OF LOAN BALANCES WHICH ARE DUE
                             AS OF DECEMBER 31, 2002

                              IN ONE YEAR     AFTER ONE YEAR BUT     AFTER FIVE
                                OR LESS        WITHIN FIVE YEARS       YEARS
                                -------        -----------------       -----
Real Estate:
 Residential                  $  2,936           $  4,789             $   999
 Commercial                      5,092             28,891               7,786
 Construction                   13,683              8,925               1,098
All Other Loans                  3,230              3,297                  25
                              --------           --------             -------
Total                         $ 24,941           $ 45,902             $ 9,908

Fixed Rate                    $  6,168           $ 14,315             $ 8,772
Variable Rate (1)               18,773             31,587               1,136
                              --------           --------             -------
Total                         $ 24,941           $ 45,902             $ 9,908

----------
(1) These loans are generally tied to the prime rate or an index. The range of interest rate charges is governed by State usury ceilings.

RISK ELEMENTS

         There is a certain degree of risk inherent in any loan. To limit these risks, Kensington Bank operates under a comprehensive loan policy that is approved by its Board of Directors. Board members recognize that the loan portfolio is one of Kensington Bank's greatest earning asset and that every effort must be made to protect the depositors' money, earn adequate returns for its shareholders and provide lending services on a broad and constructive basis in the community.

         The allowance for loan losses, established by Kensington Bank to absorb unidentified loan losses in the loan portfolio, was 0.9% of total loans outstanding at December 31, 2001 and 0.9% at December 31, 2002. It is management's desire to maintain a level adequate to provide protection against possible losses from problem loans, including Kensington Bank's own loan portfolio review, review by regulatory authorities, the actual loan loss experience of Kensington Bank, the extent of existing risks in the loan portfolio and level of the loan loss allowance, and Kensington Bank's review of prevailing economic conditions. Kensington Bank's allowance for loan loss is a general loan loss reserve and does not presently allocate loan loss provisions to the various types of loans.

         Kensington Bank's Reserve for Loan Loss Committee meets on a monthly basis to review the bank's loss reserve. The committee consists of the bank's President and Chief Executive Officer, Executive Vice President/Chief Financial Officer and Kensington Bank's Senior Loan Officer.

         The committee reviews Kensington Bank's "watch list" of problem credits, past due loans, non-accrual loans and evaluates the bank's reserve position. Kensington Bank's methodology for this reserve is to allow 5% of a loan's balance to the reserve for loans categorized as Other Loans Especially Mentioned, 10% for secured loans classified Substandard, 15% for unsecured loans classified Substandard, 50% for loans classified Doubtful, 100% for loans classified Loss and 0.8% of the balance for the remaining portfolio. These reserve percentages are determined and evaluated by management on a regular basis based on regulatory guidance and upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Recommendations are made to the Board of Directors for loans that are deemed uncollectable and need to be charged-off.

         As of December 31, 2001 and December 31, 2002, Kensington Bank had no non-accrual loans and there were no loans, which had been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Generally, once loans are placed on a non-accrual status, no interest income is recognized until all of the principal has been liquidated unless there are extenuating circumstances, such as adequate protection payments being made in a bankruptcy case. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful.

         It is Kensington Bank's policy to charge-off all installment and consumer loans on which there has not been a scheduled interest payment within the past 180 days and which are deemed uncollectable. A loan is charged-off as the result of a determination made by Kensington Bank's senior management and approved by the Board of Directors or is recommended for charge-off by bank regulatory agencies who believe that the collection or liquidation of the account is seriously impaired. All loans, regardless of whether they are real estate, commercial, or installment, are placed on a non-accrual basis where collection of the principal balances of such loans is in jeopardy. For the year ended December 31, 2002, Kensington Bank charged-off $0 as compared with $2,000 for the year ended December 31, 2001.

               LOAN LOSS EXPERIENCE AND PROVISION FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                     -----------------
                                                                                     2001         2002
                                                                                     ----         ----
Daily average amount of net loans outstanding                                      $ 31,762     $ 58,520
Balance of allowance for loan losses at beginning of period                             140          410
Loans charged off:
Commercial, financial and agricultural                                                    2            0
 Real estate - construction                                                               0            0
 Real estate - mortgage                                                                   0            0
Installment loans to individuals                                                          0            0
Recoveries of loans previously charged off                                                0            0
                                                                                   --------     --------
Net loans charged off                                                                     2            0
                                                                                   --------     --------
Additions to allowance charged to operations (1)                                        272          290
                                                                                   --------     --------
Balance at end of period                                                                410          700
                                                                                   --------     --------
Ratio of net charge offs to the daily average of loans outstanding                        0%           0%

------------
(1) Additions to the allowance were based primarily on current economic conditions and the condition of the loan portfolio.

         The following is a loan delinquency table as reported in Kensington Bank's Call Report to the regulatory authorities as of December 31, 2001 and December 31, 2002 of past due loans 30 to 89 days delinquent and still accruing interest. There were no loans past due for 90 days or more that were still accruing interest.

                                                                   DECEMBER 31,
                                                                   -----------
                                                                2001         2002
                                                                ----         ----
Real estate loans                                            $ 225,000    $  23,000
Commercial loans                                               125,000            0

         Past due real estate loans at December 31, 2002 consisted of two loans.

DEPOSITS

         The following table presents the average daily amount of deposits (dollars in thousands):

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                             ------------------------------------
                                                              2001                           2002
                                                              ----                           ----
                                                     AVERAGE        AVERAGE          AVERAGE       AVERAGE
                                                     -------        -------          -------       -------
                                                     BALANCE         RATE            BALANCE         RATE
                                                     -------         ----            -------         ----
Non interest-bearing demand deposits               $    3,952           0.00%       $    6,278        0.00%
Interest-bearing demand deposits                        6,760           2.35%           15,483        1.38%
Savings deposits                                        2,684           3.35%            6,177        2.14%
Time deposits                                          94,862           5.49%          198,892        3.67%
                                                   ----------      ---------        ----------     -------
Total Deposits                                     $  108,258           5.04%       $  226,830        3.39%

         Time Deposits and certificates of deposit of $100,000 or more outstanding at December 31, 2002, will mature as follows (in thousands):

Under 3 Months                   $  13,301
3 to 6 Months                        8,117
6 to 12 Months                      11,415
Over 12 Months                      16,706
                                 ---------
Total                            $  49,539

         At December 31, 2002, certificates of deposit represented approximately 82.8% of total deposits. Time deposits over $100,000 represented 21.8% of average total deposits at December 31, 2002. As a percentage, demand deposits decreased from 3.7% of average total deposits at December 31, 2001 to 2.8% at December 31, 2002. Interest-bearing demand deposits increased from 6.2% of average total deposits at December 31, 2001 to 6.8% at December 31, 2002. Savings deposits increased from 2.5% of average total deposits at December 31, 2001 to 2.7% at December 31, 2002, and Time Deposits (certificates of deposit) increased from 87.6% of average total deposits at December 31, 2001 to 87.7% at December 31, 2002. Kensington Bank does not knowingly accept brokered deposits of any nature.

RETURN ON EQUITY

         The ratio of net income to average stockholders' equity and daily average total assets and certain other ratios are presented below for Kensington
Bank:

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                         -------------------
                                                                         2001             2002
                                                                         ----             ----
Percentage of net income to:
 Average total assets                                                    0.29%           0.53%
 Average stockholders' equity                                            2.58%           7.34%
Percentage of average shareholders' equity to daily
 average total assets                                                   10.82%           7.18%

ITEM 2.     DESCRIPTION OF PROPERTY

         Kensington Bank's main office is located 1300 Pinehurst Dr., Spring Hill, Florida 34606. The bank also either owns or leases the following branch facilities:

               ADDRESS                        SIZE            OWNED/LEASED           EXPIRATION DATE
                                              ----            ------------          ----------------
1300 Pinehurst Dr.
Spring Hill, FL 34606                     4,000 sq. ft.          Owned

4842 State Road 674
Sun City Center, FL 33573                 2,400 sq. ft.          Leased            September 30, 2005(a)

13246 N. Dale Mabry
Tampa, FL 33624                           2,170 sq. ft.          Leased                   May 2, 2005(a)

14363 Spring Hill Dr.
Spring Hill, FL 34609                     1,050 sq. ft.          Leased               January 4, 2004(b)

8623 Regency Park Blvd.
Port Richey, FL 34668                     4,875 sq. ft.          Leased             November 11, 2005(c)

8805 Mitchell Blvd.
New Port Richey, FL 34655                 1,900 sq. ft.          Leased              October 15, 2004(d)

-----------
(a)  Option to renew for additional five years

(b)  Option to renew for additional three years

(c)  Option to renew for two additional five-year periods

(d)  Optionto renew for two additional three-year periods

         The annual rental on the above-leased facilities is $245,800.

ITEM 3.     LEGAL PROCEEDINGS

         There were no material legal proceedings as of December 31, 2002.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no submission of matters to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no active market for the common stock of Bankshares, although occasional trades have taken place. The last trade took place on March 17, 2003 at $7.50 per share. Bankshares acts as its own transfer agent. As of December 31, 2002, the approximate number of shareholders was 257.

         Bankshares has not paid any dividends to date to its shareholders and does not anticipate paying dividends in the foreseeable future. Future payment of dividends by Bankshares is necessarily dependent upon adequate earnings of Kensington Bank. The ability of Kensington Bank to pay dividends is, in turn, regulated by Federal and State statutes and regulations and is also affected by national and local economic conditions and other pertinent conditions. At December 31, 2002, there was no money available for the payment of dividends without prior regulatory approval.

ITEM 6.     SELECTED FINANCIAL DATA

                  SELECTED FINANCIAL INFORMATION - (DOLLARS IN THOUSANDS EXCEPT
                                       PER SHARE AMOUNTS)

CONSOLIDATED STATEMENTS OF OPERATIONS - SUMMARY(1)

                                                                      FEB. 28, 2000                   YEAR ENDED
                                                                          TO                          DECEMBER 31,
                                                                       DECEMBER 31,        -----------------------------
                                                                         2000                2001               2002
                                                                       ---------           --------          -----------
Interest income                                                        $   2,875           $  9,089          $  13,821
Interest expense                                                           1,531              5,773              7,825
                                                                       ---------           --------          ---------
Net interest income                                                        1,344              3,316              5,996
Provision for loan losses                                                    140                272                290
Non-interest income                                                           21                 95                188
Non-interest expense                                                       2,010              2,768              3,707
Net income (loss)                                                           (624)               371              1,349
Income (loss) per share of common stock                                    (0.24)              0.13               0.42

CONSOLIDATED STATEMENTS OF CONDITION - SUMMARY(1)


                                                                                       DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                       2000              2001                2002
                                                                   -------------     --------------       ------------

Total assets                                                       $      65,647     $   198,226          $    272,774
Investment securities                                                     39,561         139,762               184,466
Loans receivable, net                                                     17,681          47,724                79,773
Deposits                                                                  52,929         176,989               238,247
Stockholders' equity                                                      12,496          15,252                22,299
Common shares outstanding                                              2,560,000       2,960,000             3,710,000

SELECTED FINANCIAL RATIOS
Equity to asset ratio                                                      19.03%           7.70%                 8.10%
Return on average assets                                                   (1.67)%           .29%                  .53%
Return on average equity                                                   (5.74)%          2.58%                 7.34%
Allowens for loan losses to total loans                                      .79%            .85%                  .87%
Net interest margin                                                         3.79%           2.63%                 2.43%
Non-interest expense to interest income and
  non-interest income                                                      56.75%          30.13%                26.46%
Risk based capital ratios:
    Tier I Capital                                                         39.49%          19.25%                17.51%
    Total Capital                                                          39.93%          19.76%                18.07%
Leverage ratio                                                             21.81%           8.04%                 8.80%

---------------
(1) For more complete information see Consolidated Financial Statements and related notes of Bankshares appearing elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of the significant factors related to Bankshares results of operations, financial condition, liquidity, and capital resources.

GENERAL

         Bankshares principal asset is its ownership of Kensington Bank. Accordingly, results of operations are primarily dependent upon the results of operations of Kensington Bank. Kensington Bank conducts a general commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. Kensington Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid on these balances. Net interest income is dependent upon Kensington Bank's interest rate spread, which is the difference between the average yield earned on its interest-earnings assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demands. Additionally, to a lesser extent, Kensington Bank's profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists of service charges and other income. Non-interest expenses consist of compensation and benefits, occupancy related expense, equipment and data processing expenses, professional fees and other operating expenses.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of year ended December 31, 2002 to the year ended December 31, 2001.

         Bankshares experienced continued asset, investment, loan and deposit growth during 2002. Total assets increased 37.6% to $272,774,400 at December 31, 2002 from $198,226,021 at December 31, 2001. This increase is primarily attributable to an increase in securities of $44,703,856 and an increase in loans of $32,049,148 during the year. Securities available for sale increased to $32,025,356 at December 31, 2002 from $9,476,211 at December 31, 2001, while securities held to maturity increased 17% or $22,154,711 to $152,440,397 at December 31, 2002 from $130,285,686 at December 31, 2001. These increases are attributable to the increase in deposit accounts during the year by 34.6%, or $66,258,104, from $176,988,713 at December 31, 2001 to $238,246,817 at December
31, 2002.

         Total interest income increased 52% to $13,821,118 for the year ended December 31, 2002, from $9,089,340 at December 31, 2001. The increase was due primarily to a rise in interest earning assets, loans and investments, resulting from a $66,258,104 growth in deposits from 2001 to 2002. The 34.6% increase in deposits from 2001 to 2002 is attributable to a general growth in Kensington Bank's service area. In addition, the existing branches have become more established in their market area. Loan interest income in 2002 increased 66.4% to $4,766,063 from $2,864,394 in 2001. Interest income from investment securities increased by 47.9% to $8,961,986 during 2002 from $6,057,058 in 2001. Interest income from federal funds sold decreased by 44.6% to $93,069 during 2002 from $167,888 in 2001. Interest expense increased by 35.5% to $7,825,245 during 2002 from $5,773,648 in 2001. Non-interest income, which consists of service charges and other income, increased by 98.3% to $188,181 during 2002 from $94,895 in 2001. Non-interest expense, which consists of salaries and employee benefits, occupancy expense and other expense increased by 33.9% to

$3,706,839 during 2002 from $2,767,670 in 2001. Net earnings after income taxes increased to $1,348,865 or $0.42 per share in 2002 from $370,501 or $0.13 per share in 2001.

Comparison of year ended December 31, 2001 to the period from February 28, 2000 (date of inception) to December 31, 2000.

         Bankshares experienced continued asset, investment, loan and deposit growth during 2001. Total assets increased 202% to $198,226,021 at December 31, 2001 from $65,646,684 at December 31, 2000. This increase is primarily attributable to an increase in securities of $100,200,328 and an increase in loans of $30,042,951 during the year. Securities available for sale increased to $9,476,211 at December 31, 2001 from $0 at December 31, 2000, while securities held to maturity increased 229% or $90,724,112 to $130,285,681 at December 31, 2001 from $39,561,569 at December 31, 2000. These increases are attributable to the increase in deposit accounts during the year by 234%, or $124,060,105, from $52,928,608 at December 31, 2000 to $176,988,713 at December 31, 2001.

         Total interest income increased 216% to $9,089,340 for the year ended December 31, 2001, from $2,874,865 for the ten months ended December 31, 2000. The increase was due primarily to a rise in interest earning assets, loans and investments, resulting from a $124,060,105 growth in deposits from 2000 to 2001. The 234% increase in deposits from 2000 to 2001 is attributable to a general growth in Kensington Bank's service area and the opening of two additional locations. In addition, the existing branches have become more established in their market area. Loan interest income in 2001 increased 331% to $2,864,394 from $665,220 in 2000. Interest income from investment securities increased by 221% to $6,057,058 during 2001 from $1,884,808 in 2000. Interest income from federal funds sold decreased by 50% to $167,888 during 2001 from $334,837 in 2000. Interest expense increased by 277% to $5,773,648 during 2001 from $1,530,548 in 2000. Non-interest income, which consists of service charges and other income, increased by 347% to $94,895 during 2001 from $21,234 in 2000. Non-interest expense, which consists of salaries and employee benefits, occupancy expense and other expense increased by 38% to $2,767,670 during 2001 from $2,010,238 in 2000. Net earnings after income taxes increased to $370,501 or $0.13 per share in 2001 from a loss of ($623,709) or ($0.24) per share in 2000.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on interest earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Accordingly, net interest income depends upon the volume of average earning assets and average interest bearing liabilities and the rates earned or paid on them. Presented on pages 17 and 18 is an analysis of interest earned on average earning assets and the interest paid on average interest bearing liabilities and the related average rates earned or paid on them.

         Net yield on interest earning assets is net interest revenue, on a tax equivalent basis, divided by total interest earning assets. This ratio is a measure of the Bank's effectiveness in pricing interest earning assets and funding them with both interest and non-interest bearing liabilities. The Bank's net yield, on a tax equivalent basis, decreased to 2.43% for the year ending December 31, 2002 compared to 2.63% for the year ending December 31, 2001. The numerous and rapid interest rates reductions in 2002 caused rates earned on loans and other interest-earning assets to decrease more rapidly than rates paid on the liabilities, primarily deposits, used to support those assets.

         Net interest income totaled $5,995,873 for the year ended December 31, 2002, an 80.8% increase from $3,315,692 at December 31, 2001. Average interest earning assets and interest bearing liabilities increased from $126,184,000 and $113,422,000, respectively, for the year ending December 31, 2001 to $247,257,000 and $230,589,000, respectively, for the year ended December 31, 2002.

PROVISION FOR LOAN LOSSES

         The provision for possible loan losses reflects management's current assessment of risks inherent in the lending process, the level of past due loans and problem assets. In management's opinion, the allowance for loan losses as of December 31, 2002, is adequate to absorb potential losses in the loan portfolio. However, since we have been experiencing rapid growth, many of our loans are too new to exhibit any problems. The ratio of loan loss allowance to total loans was 0.9% as of December 31, 2001 and 0.9% as of December 31, 2002. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to Bankshares non-performing or performing loans. Material additions to Bankshares allowance for loan losses would result in a decrease in net income and capital.

NON-INTEREST INCOME AND EXPENSES

                               NON-INTEREST INCOME

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                    --------------------------
                                                      2001              2002
                                                      ----              ----

Service charges on deposit accounts                 $  79,851         $127,101
Gain on call of securities                                -0-           47,038
Other income                                           15,044           14,042
                                                    ---------         --------
Total non-interest income                           $  94,895         $188,181

         Non-interest income increased $93,286 to $188,181 for the year ended December 31, 2002 from $94,895 for the year ended December 31, 2001. The increases in non-interest income are primarily attributable to increases in service charges on deposit accounts as a result of the $61,258,104 or 35% increase in deposits from December 31, 2001 to December 31, 2002 and gains recognized on the call on securities of $47,308 for the year ended December 31, 2002.

NON-INTEREST EXPENSE

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                      2001              2002
                                                      ----              ----

Salaries and employee benefits                   $  1,533,330      $  1,890,325
Occupancy expense                                     212,344           369,748
Equipment expense                                     232,531           323,978
Data processing                                       170,297           253,586
Professional fees                                     112,044           206,888
Other expense                                         507,124           662,314
                                                 ------------      ------------
Total non-interest expense                       $  2,767,670      $  3,706,839

         Non-interest expense increased $939,169 to $3,706,839 for the year ended December 31, 2002 from $2,767,670 for the year ended December 31, 2001. The increase in non-interest expenses is attributable to several factors including the continual hiring of new employees during 2001 and 2002, resulting in a total of 37 employees at the end of 2001 compared to 42 at the end of 2002, and the overall growth in total assets to $272,774,400 at December 31, 2002 from $198,226,021 at December 31, 2001.

         Due to strong asset growth relative to fixed expenses during the above periods, the Bank has been able to reduce the percent of non-interest expenses as a percent of average assets from 2.1% in 2001 to 1.4% for year ended December 31, 2002. Management does not anticipate any further significant reductions in non-interest expenses as a percent of average assets.

INCOME TAX EXPENSE (BENEFIT)

         The income tax provision for the year ended December 31, 2002 was $838,350, or 38.3% of earnings before income taxes, compared to $-0- for the year ended December 31, 2001.

         For the period from February 28, 2000 (date of inception) to December 31, 2000, the Company had deferred income tax benefits amounting to $302,104. However, this benefit was reduced by a valuation allowance of $141,126 in 2000, as it was more likely than not that all deferred tax benefits would not be realized. For the year ended December 31, 2001, total current and deferred tax expense amounted to $141,126, which was reduced by the reversal of the valuation allowance recorded in 2000. The valuation allowance was reversed in 2001 as a result of the profitability of the Company in 2001 and the Company's projection of continued profitability.

         The effective tax rates of the year ended December 31, 2001 reflected above was significantly affected by the recording of and subsequent reversal of the valuation allowance discussed above. Management believes that the Company's effective tax rates going forward will approximate 38.5% of income before taxes.

ASSET/LIABILITY MANAGEMENT

         Volatile interest rates have made managing interest rate sensitivity of Kensington Bank's asset and liability portfolios increasingly important. The principal objectives of asset/liability management are to achieve an optimum and stable net interest margin, after tax return on assets and return on equity capital, as well as to maintain adequate liquidity and capital. In order to accomplish these goals, management attempts to structure Kensington Bank's balance sheet by shortening maturities of loans and investment securities to match the corresponding maturities of deposits that are being repriced at market rates.

         Kensington Bank has a comprehensive asset/liability management policy. Its main objective is to maintain adequate margins of rate sensitivity and protect capital through the maintenance of liquidity while achieving adequate profitability. Kensington Bank's asset/liability management committee meets quarterly and consists of the bank's President and Chief Executive Officer, Executive Vice President/Chief Financial Officer and Senior Loan Officer. Minutes are recorded at the meeting with a copy provided to each member of Kensington Bank's board of directors.

         Kensington Bank's asset/liability committee ("ALCO") report is produced by an outside servicing agent on a quarterly basis. Management provides the servicing agent with all of Kensington Bank's financial data in order for the servicing agent to complete the report in a timely manner.

         Management of the bank and the board of directors review all of the information provided by the ALCO in assessing exposure of the bank to interest rate risk. As a part of Kensington Bank's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate-sensitive" and monitors Kensington Bank's interest rate-sensitivity "gap." An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitive gap is the difference between interest-bearing assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of Kensington Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         The following table sets forth the interest rate-sensitive assets and liabilities of Kensington Bank at December 31, 2002, which are expected to mature or are subject to repricing in each of the time periods indicated. Dollar amounts are presented in thousands.

                                                    INTEREST SENSITIVITY DUE TO MATURING OR REPRICING
                                       ---------------------------------------------------------------------------
                                                                                                  MORE
                                       90 DAYS     90-180    181 DAYS                            THAN 5
                                       OR LESS      DAYS     TO 1 YEAR   1-3 YEARS   3-5 YEARS    YEARS     TOTAL
                                       --------   --------   ---------   ---------   ---------   ------   --------
Interest-earning assets:
  Federal funds sold                   $    417         --          --          --          --       --   $    417
  Investment securities                  74,406   $ 33,109   $  15,749   $  31,007   $  30,195       --    184,466
  Loans                                  52,653      1,578       3,156       6,692       7,626    8,068     79,773
                                       --------   --------   ---------   ---------   ---------   ------   --------
  Total interest-earning assets        $127,476     34,687      18,905      37,699      37,821    8,068   $264,656
Interest-bearing liabilities:
  Interest-bearing demand deposits       21,784         --          --          --          --       --     21,784
  Savings deposits                           --         --          --          --       7,738       --      7,738
  Time deposits                          56,950     37,918      55,658      24,523      20,114    2,233    197,396
  Customer repurchase agreements            863         --          --          --          --       --        863
  Securities sold under agreements
    to repurchase                        10,000         --          --          --          --       --     10,000
                                       --------                                                           --------
  Total interest-bearing liabilities     89,597     37,918      55,658      24,523      27,852    2,233    208,259
Interest-sensitivity gap per period      37,879     (3,231)    (36,753)     13,176       9,969    5,835     26,875
Cumulative gap                           37,879     34,648      (2,105)     11,071      21,040   26,875
Cumulative ratio of interest
  Earning assets to interest-bearing
  Liabilities                              1.42       1.00        0.34        1.54        1.36     3.61
Cumulative gap to total assets             0.14       0.13       (0.01)       0.04        0.08      .10

RATE SENSITIVE ASSETS/RATE SENSITIVE LIABILITIES (RSA/RSL)

         Kensington Bank is asset sensitive in each of the measured ranges except the one-year area. Kensington Bank's 90-day and 180-day forward cumulative RSA/RSL were 1.42% and 1.00% as of December 31, 2002. The balance sheet becomes well matched at the one year area with a 0.34% RSA/RSL. Kensington

Bank's rate sensitivity remains positive overall, but this should not be a significant concern because Kensington Bank's performance in the simulation model of our asset/liability-servicing agent indicates that the risk is not substantial.

LIQUIDITY AND CAPITAL RESOURCES

         Kensington Bank continually monitors the maturity of its monetary assets and liabilities (liquidity management) in an attempt to properly match source and use availability of funds to provide the best overall yield opportunities. The role of liquidity management is to ensure that Kensington Bank has a ready access to sufficient liquid funds to meet normal transaction requirements, to take advantage of market opportunities requiring flexibility and speed and to provide a cushion against unforeseeable liquidity needs. The need for a program of liquidity management has been heightened substantially by economic development in recent years. Interest rates have become more volatile, creating major new uncertainties and risks in the decision making process.

         Kensington Bank's liquidity ratios, as calculated using the regulatory formula (essentially liquid assets, except for loans, which can be converted to cash within one year divided by liabilities due within one year) are set forth below as of the dates indicated:

                                             DECEMBER 31,
                                         --------------------
                                         2001            2002
                                         ----            ----
Liquidity ratio                          81.9%           70.9%
Net loan to deposit ratio                27.0%           33.4%

         Management believes that short-term and long-term liquidity needs can be met by active monitoring of the bank's asset/liability position. For the year ended December 31, 2002, the bank was able to meets its liquidity needs from the following: Bankshares completed a public sale of 750,000 shares of common stock realizing proceeds of approximately $5,625,000. $5,400,000 of such funds were contributed to the capital of the Bank. In addition, the Bank received $67,289,104 from deposit growth and short-term borrowed funds and $216,137,192 from maturities and calls of investment securities. These sources of funds were used by the Bank to fund a net increase in loans of $32,339,148 and the purchase of $262,707,048 in investment securities. Additionally, Kensington Bank has available, if needed, $5,000,000 of federal funds lines of credits with correspondent banks.

         Since inception, in anticipation of a decline in interest rates, it has been the policy of the bank to pursue the sale of short-term time deposits. As a result, a significant portion of the bank's time deposits mature in 2003. The banks asset/liability policy enables management to continuously evaluate its interest rate exposure and use various strategies to manage interest rate risks. With regard to time deposits, management can adjust interest rates paid on new or renewing certificates of deposit, set withdrawal penalties at levels to discourage early withdrawals and eliminate any dependency on public funds from government agencies. Since time deposits are a competitive product among banks, the most common method for managing interest rate exposure is to increase or decrease interest rate pricing as the need for funds increases or decreases. Therefore, we do not expect any adverse effect from early withdrawals or the non-renewing of time deposits. If, for some reason, a significant portion of the short-term time deposits were not renewed or covered by the sale of new time deposits, the bank would be required to sell a portion of its investment securities to meet the payment of such obligations.

         In accordance with risk-based capital guidelines by the FDIC Rules and Regulations, Kensington Bank is expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least four percentage points should be in the form of core capital (Tier I).

         A bank is considered well capitalized if it has a total risk-based capital ratio of 10% or greater; and has a Tier I risk-based capital ratio of 6 % or greater; and has a leveraged ratio of 5% or greater (8% for banks in operation for less than three years) and is not subject to any corrective agreement or order.

         The following table summarizes the risk-based and leverage ratios of Kensington Bank as of December 31, 2002 (dollars in thousands):

Tier I Capital
 Common Shareholders' equity less intangible assets         $ 22,094
Tier II Capital
 Allowance for Loan Loss                                         700
                                                            --------
Total Capital                                               $ 22,794

Risk-adjusted assets                                        $126,172
Risk-based capital ratios:
 Tier I Capital                                                17.51%
 Total Capital                                                 18.07%
Leverage Ratio                                                  8.80%

         The various components of Kensington Bank's regulatory capital and certain ratios are shown below on the dates indicated (dollars in thousands):

                                             DECEMBER 31,
                                         --------------------
                                           2001        2002
                                           ----        ----
Equity capital                           $ 15,267     $22,094
Allowance for loan losses                     410         700
Primary capital                            15,677     $22,794
Primary capital to total assets              7.91%       8.36%
Equity capital to total assets               7.70%       8.10%

EFFECTS OF INFLATION

         As is the case with most financial institutions, Kensington Bank's monetary assets exceed monetary liabilities. Thus, a loss in purchasing power occurs during periods of high inflation. Inflation impacts the interest rate structure. The effect of inflation on Kensington Bank's non-monetary assets (primarily premises and equipment) has not been material.

NET UNREALIZED DEPRECIATION ON AVAILABLE-FOR-SALE (AFS) SECURITIES

         Investment securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Other investment securities are classified as available-for-sale and are reported at fair value. As of December 31, 2002, Kensington Bank would have incurred a net gain after tax effect of $1,072,295 if it had sold and liquidated its entire investment portfolio. Each month Kensington Bank reprices its investment portfolio and by book entry makes the current market price adjustment to net unrealized gains/losses for all securities classified as available-for-sale.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Bankshare's profitability depends to a large extent on Kensington Bank's net interest income, which is the difference between income on interest-earning assets such as real estate and construction loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Net interest income may be reduced if (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. As of December 31, 2001, interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing within one year by $67 million, or 34% of interest-earning assets.

         Changes in the difference between short and long-term interest rates may also harm business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing net interest income.

         A substantial portion of loans are real estate related loans in the Tampa Bay area. Adverse changes in the real estate market in this area could lead to higher levels of problem loans and charge-offs, and adversely affect earnings and financial condition.

         A substantial amount of loans are secured by real estate as collateral. At December 31, 2002, approximately 62.5% of loans were real estate loans and 29.4% were construction loans, which often have much more risk than many other type of loans. This concentration exposes us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Tampa Bay market, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, Bankshares would likely experience lower earnings or losses. It is anticipated that for the foreseeable future, real estate and construction loans will continue to represent approximately 90% of the loan portfolio.

         In originating loans, there is a substantial likelihood that certain losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. Management maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding loan balances and for specific loans when their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. In addition, since Kensington Bank has been experiencing rapid growth, many of the loans are too new to exhibit any problems. Material additions to the allowance for loan losses would result in a decrease in net income and capital.

ITEM 8.     FINANCIAL STATEMENTS

         The information required by this Item is found immediately following the signature page of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of the directors and executive officers of Bankshares and Kensington Bank (Each, a "Director" and/or "Officer"), the positions and offices that each Director and Officer, and the period during which each served in such positions and offices.

                                                                           POSITION
            NAME                        AGE               BANKSHARES                           BANK
--------------------------------        ---       --------------------------      -------------------------------
Gerald K. Archibald (1)(3)(4)(5)         62       President, Chief                President, Chief Executive
                                                  Executive Officer and           Officer and Chairman Executive
                                                  Chairman                        Vice President, Chief Financial
                                                                                  Officer, Secretary and Director
William R. Bender, Jr. (1)(2)(4)         55       Secretary/Treasurer             Chief Financial Officer,
                                                                                  Secretary and Director
Frank T. Burke                           58                                       Executive Vice President and
                                                                                  Senior Loan Officer
Gary L. Blackwell (1)(4)                 58       Director                        Director
Bryan Gates(2)(5)                        58                                       Director
Ronald S. Hockman                        50       Director
D. Dewey Mitchell(2)(5)                  45       Director                        Director
Dennis A. Taylor(2)                      52                                       Director

--------------------------
(1)  Member of Executive Committee of Bank.

(2) Member of Audit Committee of Bank. The Audit Committee assists the Board in such areas as accounting and financial reporting practices, internal controls and compliance with financial policies of Kensington Bank.

(3) Kensington Bank has a loan committee, which consists of Chairman and any three Directors.

(4)  Member of Investment Committee of Bank.

(5)  Member of Compensation Committee of Bank.

         Directors of Bankshares are elected for one-year terms. Kensington Bank has a staggered board and its directors are elected for three-year term.

         Gerald K. Archibald. Mr. Archibald may be deemed the founder of Bankshares and Kensington Bank and has been President, Chief Executive Officer and Chairman of the Board of each since their inception. Mr. Archibald began his career in banking in 1961 as a bank examiner with the State of Florida. In 1967, he went to work for Peoples Bank, Tampa, Florida serving as Executive Vice President/ Cashier. From 1985 to 1998, Mr. Archibald served as President, Chief Executive Officer, and Chairman of Village Bank of Florida when it was sold to Regions Bank. Mr. Archibald resides in Tampa, Florida.

         William R. Bender, Jr. Mr. Bender has been the Secretary/Treasurer of Bankshares since its inception and Executive Vice President, Chief Financial Officer and director of Kensington Bank since its inception. Prior thereto, he was Senior Executive Vice President and Chief Financial Officer of Village Bank of Florida from 1985 to 1998 when it was sold to Regions Bank. He is a graduate of the University of South Florida and prior to joining Village Bank worked as a bank examiner with the State of Florida from 1974 to 1985. Mr. Bender resides in Tampa, Florida.

         Frank T. Burke. Mr. Burke joined First Kensington Bank in March 2001. Prior thereto, he spent 17 years with Republic Bank, St. Petersburg, Florida where he rose to Senior Vice President and Lending Officer. Before that, he spent 13 years with Flagship Bank, Pinellas County, Florida where he rose to Executive Vice President. He is a graduate of the University of Florida, Gainesville, Florida and of the School of Banking of the South, Louisiana State University, Baton Rouge, Louisiana. Mr. Burke resides in St. Petersburg, Florida.

         Gary L. Blackwell. Mr. Blackwell has been a real estate developer, builder and investor for over 35 years in the Tampa Bay area. He holds a real estate license, general contractor, electrical contractor and plumbing contractor licenses. He has served as a director on the boards of Ellis First National Bank, New Port Richey, Florida; Bank of Pasco County, New Port Richey, Florida; First National Bank of the South, Wesley Chapel, Florida; and Village Bank of Florida, Tampa, Florida. He has been a director of Bankshares and Kensington Bank since each company's inception. Mr. Blackwell resides in New Port Richey, Florida.

         Bryan Gates. Mr. Gates is a federally authorized tax practitioner, tax advisor and since 1973 chief executive officer and owner of Tax Analysis Advisory Services, Inc. From 1963 to 1972, he served with the Internal Revenue Service in a variety of positions. He has written and lectured extensively on tax issues. In addition, Mr. Gates has both authored and edited several authoritative tax guides. He is a graduate of Florida State University, Tallahassee, Florida and also holds a real estate broker's license. He has been a director of First Kensington Bank since its inception. Mr. Gates resides in Clearwater, Florida.

         Ronald S. Hockman. Mr. Hockman has been involved in the field of insurance since completing his military career as a member of the U. S. Navy in 1972. In 1977, he joined the Harmon Insurance Agency, Inc. as an insurance agent and in 1981 he purchased the company. The company is now known as Hockman Lackey Insurance, Inc. and specializes in commercial and industrial insurance. He has been a director of Bankshares since January 2002. Mr. Hockman resides in Tampa, Florida.

         D. Dewey Mitchell. Mr. Mitchell is a realtor and has been President of Prudential Tropical Realty in New Port Richey, Florida since 1984. He is a graduate of the University of Alabama in Tuscaloosa, Alabama and holds a Certified Commercial Investment Member certification from the National Association of Realtors. He served as a director of Village Bank of Florida from 1990 to 1992 and a director of Barnett Bank of Pasco from 1992 to 1998. He has been a director of Bankshares and Kensington Bank since each company's inception. Mr. Mitchell resides in New Port Richey, Florida.

         Dennis A. Taylor. Mr. Taylor is currently the Chief Executive Officer of Superior Residence, Inc., a developer and operator of assisted living facilities. From 1995 to December 1998, he was Chief Executive Officer of North Bay Hospital in New Port Richey, Florida and from 1986 to 1995 he was Chief Executive Officer of HCA Oak Hill Hospital in Springhill, Florida. From 1987 to 1998, he was a director of Barnett Bank of the Suncoast, N.A., Brooksville, Florida. He has been a director of Bankshares since its inception. Mr. Taylor resides in Springhill, Florida.

INDEMNIFICATION

         As permitted by the Florida Business Corporation Act, Bankshares By-laws provide for the indemnification of its officers and directors to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was an officer or director of Bankshares, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually or reasonably incurred by such person or in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of Bankshares and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful.

STOCK OPTION PLAN

         We have adopted an Incentive and Non-Statutory Stock Option Plan, under which 350,000 shares of common stock are reserved for issuance upon exercise of stock options. The plan is designed as a means to retain and motivate key employees. The Board of Directors administer and interpret the plan. Options may be granted to all employees and directors of Bankshares and Kensington Bank, and others who perform services for Bankshares and Kensington Bank.

         The Plan provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code) and non-statutory (non-incentive) stock options. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution.

         In September 2002, options were granted to directors for the purchase of 30,000 shares of common stock and to employees for the purchase of 75,000 shares of common stock. All options are exercisable at $7.50 per share, the fair market value on the date of grant. In addition, all options expire ten years from the date of grant and vest and become exercisable 10% in 2004, 2005, and 2006 and fully vested and exercisable in 2007. No options were granted as of December 31, 2001.

ITEM 11.     EXECUTIVE COMPENSATIONS

         Bankshares pays no compensation to its executive officers. All compensation is paid by Kensington Bank. The following table provides information with respect to aggregate direct remuneration paid by Kensington Bank to the officers listed below whose aggregate remuneration from Kensington Bank exceeded $100,000 during 2002. Remuneration information is also provided with respect to Kensington Bank's executive officers as a group.

                                                             ANNUAL COMPENSATION
          NAME AND PRINCIPAL POSITION                 YEAR        SALARY          BONUS
                                                   ----------    --------       ----------
Gerald K. Archibald, President (1) President and      2002       $163,000(2)    $   25,368
 CEO of Bankshares and Kensington Bank
Francis T. Burke, II, Executive Vice President        2002        125,000           10,147
 Kensington Bank
All Officers as a group, (3 Persons)                              323,000(3)        36,598

(1) Kensington Bank has a $500,000 keyman life insurance policy on Mr. Archibald, payable to Kensington Bank.

(2) Includes directors' fees of $13,000. Directors of Kensington Bank receive a fee of $500 per board meeting and $100 per committee meeting attended.

(3)      Includes directors' fees aggregating $23,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of December 31, 2002, information with respect to the beneficial ownership of the common stock by (i) each person who is known by Bankshares to be the beneficial owner of more than 5% of Bankshares' outstanding shares of common stock, (ii) each director and executive officer of Bankshares and (iii) all directors and executive officers of Bankshares as a group. Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                                           NUMBER AND PERCENT OF SHARES
                                                                BENEFICIALLY OWNED
                                                                ------------------
         NAME AND ADDRESS                                    NUMBER             PERCENT
         ----------------                                   -------             -------
Gerald K. Archibald(a)                                      306,242                8.25
William R. Bender, Jr.(a)                                    19,466                0.53
Gary L. Blackwell                                           274,372                7.40
   6915 SR 54
   New Port Richey, Florida 34653
Ronald S. Hockman                                           164,867                4.44
   5680 W. Cypress Street, Suite A
   Tampa, Florida 33607
D. Dewey Mitchell                                           158,894                4.28
   4532 US Highway 19, 2nd Floor
   New Port Richey, Florida 34652
Carl Minieri                                                200,000                5.39
   29656 US Highway 19 No.
   Clearwater, Florida 33761
Joseph Idicula, M.D.                                        200,000                5.39
   6015 Patricia Place
   Springhill, Florida 34607
Director and executive officers as a group (5 persons)      923,841               24.90

(a) The address of Messrs. Archibald and Bender is the address of Bankshares executive offices, 13246 N. Dale Mabry Highway, Tampa, Florida 33624.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Bankshares directors and their affiliates, including corporations and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of Kensington Bank. These persons, corporations and firms have had transactions in the ordinary course of business with Kensington Bank, including borrowing of material amounts, all of which, in the opinion of management, were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than normal risk of collectability or present other unfavorable features. The aggregate amount of loans outstanding by the subsidiary Bank to directors, officers and related parties of Bankshares and Bank as of December 31, 2002, was $2,201,000.

         All such transactions conform to the restrictions and limitations imposed by the Financial Institutions Regulatory and Interest Rate Control Act of 1978. For a discussion of the restrictions and limitations imposed by that act, see "Description of Business - Supervision and Regulation."

         In June 2002, Messrs. Archibald, Blackwell, Hockman and Mitchell loaned an aggregate of $4,000,000 to Bankshares. Such loans are evidenced by three notes, a note to Mr. Archibald for $1.5 million, a note to Mr. Blackwell for $1.5 million and a note to the four directors for $1 million The notes, although due and payable on December 31, 2003, were paid from the proceeds from the company's initial public offering which was consummated in September 2002. Interest was imputed at Bankshares' incremental borrowing rate of 6.5%.

ITEM 14.    CONTROLS AND PROCEDURES

         The company's principal executive officer and principal financial officer evaluated the company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this Annual Report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the company were adequate to ensure that information required to be disclosed by the company, including its consolidated subsidiary, in reports that the company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. The company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

         3.1      Articles of Incorporation of Kensington Bankshares, Inc.*

         3.2      By-Laws of Kensington Bankshares, Inc.*

         10.1 Copy of Agreement for Stock Exchange between the Registrant and First Kensington Bank*

         10.2     Copy of Registrant's Incentive and Non-Statutory Stock Option
                  Plan*

         23.1     Consent of Accountants

         99.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Filed as Exhibits to the Company's Registration Statement on Form SB-2 (File No. 333-89952) ordered effective August 7, 2002.

(b)  Financial Statement Schedule
     None

(c)  Reports on Form 8-K
     None

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2003

                                                KENSINGTON BANKSHARES, INC.

                                                By:  /s/ Gerald K. Archibald
                                                     ---------------------------
                                                     Gerald K. Archibald
                                                     President

                                                By:  /s/ William R. Bender, Jr.
                                                     ---------------------------
                                                     William R. Bender, Jr.
                                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 26, 2003:

Signatures                                                Title

/s/  Gerald K. Archibald                            Chief Executive
-------------------------------
Gerald K. Archibald                                 Officer and Director

/s/  William R. Bender, Jr.                         Chief Financial and
-------------------------------
William R. Bender, Jr.                              Accounting Officer

/s/   Gary L. Blackwell                             Director
-------------------------------
Gary L. Blackwell

/s/  D. Dewey Mitchell                              Director
-------------------------------
D. Dewey Mitchell

/s/  Ronald S. Hockman                              Director
-------------------------------
Ronald S. Hockman

                                  CERTIFICATION

I Certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Kensington Bankshares, Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the Financial Statements, and other financial information included in the Annual Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14 for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date") and;

         c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                                KENSINGTON BANKSHARES, INC.

                                                By:  /s/ Gerald K. Archibald
                                                     ---------------------------
                                                     Gerald K. Archibald
                                                     President

                                  CERTIFICATION

I Certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Kensington Bankshares, Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the Financial Statements, and other financial information included in the Annual Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14 for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date") and;

         c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                                KENSINGTON BANKSHARES, INC.

                                                By:  /s/ William R. Bender, Jr.
                                                     ---------------------------
                                                     William R. Bender, Jr.
                                                     Chief Financial Officer

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                              SPRING HILL, FLORIDA

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS
                                                                            Page
Independent Auditor's Report                                                F-2
Consolidated Statements of Financial Condition                              F-3
Consolidated Statements of Income                                           F-4
Consolidated Statements of Changes in Stockholders' Equity                  F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                                  F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Kensington Bankshares, Inc.
 and Subsidiary
Spring Hill, Florida

We have audited the accompanying consolidated statements of financial condition of Kensington Bankshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kensington Bankshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Saltmarsh, Cleaveland, & Gund

January 10, 2003
Pensacola, Florida

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001

                                                     ASSETS
                                                                                          2002                2001
                                                                                   -----------------     ---------------
Cash and due from banks                                                            $       1,896,344     $     2,419,010
Interest-bearing deposits in bank                                                             50,562                 -0-
Federal funds sold                                                                           417,495           3,416,451
                                                                                   -----------------     ---------------
  Cash and cash equivalents                                                                2,364,401           5,835,461
Securities held to maturity                                                              152,440,397         130,285,686
Securities available for sale                                                             32,025,356           9,476,211
Loans receivable, net of allowance for loan losses
  of $700,000 in 2002 and $410,000 in 2001                                                79,772,812          47,723,664
Accrued interest receivable                                                                3,163,855           2,166,929
Premises and equipment                                                                     2,629,612           2,515,147
Deferred income taxes                                                                        155,333             170,178
Other assets                                                                                 222,634              52,745
                                                                                   -----------------     ---------------

TOTAL ASSETS                                                                       $     272,774,400     $   198,226,021
                                                                                   =================     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Noninterest-bearing demand deposits                                              $       9,513,959     $     7,421,218
  Interest-bearing demand deposits                                                        23,598,849          11,526,600
  Savings deposits                                                                         7,737,984           4,732,189
  Other time deposits                                                                    197,396,025         153,308,706
                                                                                   -----------------     ---------------
    Total deposits                                                                       238,246,817         176,988,713

  Securities sold under agreements to repurchase                                          10,000,000           4,969,000
  Federal funds purchased                                                                  1,000,000                 -0-
  Customer repurchase agreements                                                             863,057             748,323
  Accrued interest payable                                                                   290,052             249,388
  Accrued expenses and other liabilities                                                      74,991              18,500
                                                                                   -----------------     ---------------
    Total liabilities                                                                    250,474,917         182,973,924
                                                                                   -----------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                                      -                   -

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 10,000,000 shares
    authorized, 3,710,000 shares in 2002 and 2,960,000
    shares in 2001 issued and outstanding                                                     37,100              29,600
  Additional paid-in-capital                                                              21,107,902          15,490,402
  Retained earnings (deficit)                                                              1,095,657            (253,208)
  Accumulated other comprehensive income (loss)                                               58,824             (14,697)
                                                                                   -----------------   -----------------
    Total stockholders' equity                                                            22,299,483          15,252,097
                                                                                   -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $     272,774,400   $     198,226,021
                                                                                   =================   =================

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                             2002             2001
                                                                                    -----------------   -----------------
INTEREST INCOME:
  Loans receivable and fees on loans                                                $       4,766,063   $       2,864,394
  Investment securities                                                                     8,961,986           6,057,058
  Federal funds sold                                                                           93,069             167,888
                                                                                    -----------------   -----------------
      Total interest income                                                                13,821,118           9,089,340
                                                                                    -----------------   -----------------

INTEREST EXPENSE:
  Deposits                                                                                  7,648,636           5,458,689
  Other                                                                                       176,609             314,959
                                                                                    -----------------   -----------------
      Total interest expense                                                                7,825,245           5,773,648
                                                                                    -----------------   -----------------

      Net interest income                                                                   5,995,873           3,315,692

PROVISION FOR LOAN LOSSES                                                                     290,000             272,416
                                                                                    -----------------   -----------------

      Net interest income after provision for loan losses                                   5,705,873           3,043,276
                                                                                    -----------------   -----------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                                         127,101              79,851
  Gain on call of securities                                                                   47,038                 -0-
  Other income                                                                                 14,042              15,044
                                                                                    -----------------   -----------------
      Total noninterest income                                                                188,181              94,895
                                                                                    -----------------   -----------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                                            1,890,325           1,533,330
  Occupancy expense                                                                           369,748             212,344
  Equipment expense                                                                           323,978             232,531
  Data Processing                                                                             253,586             170,297
  Professional fees                                                                           206,888             112,044
  Other expense                                                                               662,314             507,124
                                                                                    -----------------   -----------------
      Total noninterest expenses                                                            3,706,839           2,767,670
                                                                                    -----------------   -----------------

INCOME BEFORE INCOME TAX EXPENSE                                                            2,187,215             370,501

INCOME TAX EXPENSE                                                                            838,350                 -0-
                                                                                    -----------------   -----------------

NET INCOME                                                                          $       1,348,865   $         370,501
                                                                                    =================   =================

EARNINGS PER SHARE OF COMMON STOCK                                                  $             .42                 .13
                                                                                    =================   =================

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                      Accumulated
                                                                                                         Other
                                              Number                    Additional      Retained      Comprehensive
                                                of         Common        Paid-In        Earnings         Income
                                              Shares        Stock        Capital        (Deficit)        (Loss)            Total
                                         -------------   -----------  -------------  -------------   ---------------   ------------
JANUARY 1, 2001                              2,560,000   $    25,600  $  13,094,400  $    (623,709)  $           -0-   $ 12,496,291
                                                                                                                         ----------

  Net income                                                                               370,501                          370,501

  Other comprehensive income
   (loss), net of tax:
      Change in unrealized gain (loss)
       on securities available for
       sale, net of tax of $9,200                                                                            (14,697)       (14,697)
                                                                                                                       ------------

  TOTAL COMPREHENSIVE INCOME                                                                                                355,804

  Issuance of common stock                     400,000         4,000      2,396,002                                       2,400,002
                                         -------------   -----------  -------------  -------------   ---------------   ------------

BALANCE, DECEMBER 31, 2001                   2,960,000        29,600     15,490,402       (253,208)  $       (14,697)    15,252,097
                                                                                                                       ------------

  Net income                                                                             1,348,865                        1,348,865

  Other comprehensive income
   (loss), net of tax:
      Change in unrealized gain (loss)
       on securities available for
       sale, net of tax of $46,025                                                                            73,521         73,521
                                                                                                                       ------------

  TOTAL COMPREHENSIVE INCOME                                                                                              1,422,386

  Issuance of common stock                     750,000         7,500      5,617,500                                       5,625,000
                                         -------------   -----------  -------------  -------------   ---------------   ------------

BALANCE, DECEMBER 31, 2002                   3,710,000   $    37,100  $  21,107,902  $   1,095,657   $        58,824   $ 22,299,483
                                         =============   ===========  =============  =============   ===============   ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                           2002                2001
                                                                                    ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $       1,348,865   $         370,501
  Adjustments to reconcile net income to net cash
    provided by (used) in operating activities -
      Depreciation and amortization                                                            243,639             176,457
      Provision for loan losses                                                                290,000             272,416
      Net amortization on securities                                                         1,985,546               8,261
      Deferred tax benefit                                                                     (31,180)                -0-
      Net change in -
        Accrued interest receivable                                                           (996,926)         (1,353,983)
        Other assets                                                                          (169,889)              3,592
        Accrued interest payable and other liabilities                                          97,155              96,432
                                                                                     -----------------   -----------------
          Net cash provided by (used in) operating activities                                2,767,210            (426,324)
                                                                                     -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                               (82,149,996)                -0-
  Purchases of held-to-maturity securities                                                (180,557,052)       (201,313,150)
  Proceeds from maturities and calls of available-for-sale securities                       58,610,349           3,450,000
  Proceeds from maturities and calls of held-to-maturity securities                        157,526,843          97,630,664
  Net increase in loans                                                                    (32,339,148)        (30,315,367)
  Purchases of premises and equipment                                                         (358,104)           (850,676)
                                                                                     -----------------   -----------------
          Net cash used in investing activities                                            (79,267,108)       (131,398,529)
                                                                                     -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits                                               17,170,785          14,377,853
  Net increase in time deposits                                                             44,087,319         109,682,252
  Net increase in securities sold under agreements to repurchase                             5,031,000           4,969,000
  Net increase in federal funds purchased                                                    1,000,000                 -0-
  Net increase in customer repurchase agreements                                               114,734             697,994
  Proceeds from issuance of additional common stock                                          5,625,000           2,400,002
                                                                                     -----------------   -----------------
          Net cash provided by financing activities                                         73,028,838         132,127,101
                                                                                     -----------------   -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (3,471,060)            302,248

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               5,835,461           5,533,213
                                                                                     -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $       2,364,401   $       5,835,461
                                                                                     =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid on deposits                                                        $       7,606,767   $       5,320,136
                                                                                     =================   =================

    Other interest paid                                                              $         177,814   $         313,744
                                                                                     =================   =================

    Income taxes paid                                                                $       1,010,350   $             -0-
                                                                                     =================   =================

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The consolidated financial statements include the accounts of Kensington Bankshares, Inc. (the "Company") and its wholly-owned subsidiary, First Kensington Bank (the "Bank"). All material intercompany balances and transactions have been eliminated during consolidation.

Organization:

     The Company was incorporated on January 26, 2001, as a bank holding company. In January 2002, the Company commenced operations and the stockholders of the Bank received four shares of common stock of the Company for each share of common stock of the Bank. The transaction represented an exchange of shares between enterprises under common control. The financial statements reflect the consolidated results of operations as if the combination had occurred at the date of Bank inception.

     On February 28, 2000, (date of inception), the organizers of First Kensington Bank (the "Bank") received final approval from the Federal Deposit Insurance Corporation and the State of Florida Department of Banking and Finance to conduct banking transactions. These consolidated financial statements reflect the operations of the Company for the years ended December 31, 2002 and 2001.

Nature of Business:

     The Company is a one-bank holding company which provides a full range of banking services to individuals and businesses in the Tampa Bay area through its wholly-owned subsidiary, First Kensington Bank. The Bank is regulated by various Federal and State agencies and is subject to periodic examinations by those regulatory authorities.

Accounting Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate primarily to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Cash Equivalents:

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks, and federal funds sold, all of which mature within ninety days.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities:

     Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Receivable:

     The Bank grants real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate loans throughout the Tampa Bay area. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

     The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Other personal loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses:

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (Continued):

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate and commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

Premises and Equipment:

     Land is carried at cost. Buildings, furniture and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets.

Income Taxes:

     Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities in the consolidated statements of financial condition and gives current recognition to changes in tax rates and laws. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

     The Bank and the Company file consolidated income tax returns, with the amount of income tax expense or benefit computed and allocated on a separate return basis.

Credit Related Financial Instruments:

     In the ordinary course of business, the Bank has entered into commitments to extend credit, including letters-of-credit. Such financial instruments are recorded when they are funded.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share of Common Stock:

     Earnings per share of common stock are computed on the basis of the weighted average number of shares outstanding. At December 31, 2002 and 2001, the Company did not have any dilutive securities outstanding and, therefore, basic and diluted earnings per share are the same.

Reclassifications:

     Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVESTMENT SECURITIES

     Investment securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair values were as follows:

                                                                      Gross               Gross
                                                Amortized          Unrealized          Unrealized            Fair
                                                  Cost                Gains              Losses              Value
                                           ------------------  ------------------  -----------------   -----------------
HELD TO MATURITY:

  December 31, 2002 -
    U.S. government agency securities      $      152,440,397  $        1,668,642  $         (20,741)  $     154,088,298
                                           ==================  ==================  =================   =================

  December 31, 2001 -
    U.S. government agency securities      $      130,285,686  $          610,727  $      (1,060,913)  $     129,835,500
                                           ==================  ==================  =================   =================

AVAILABLE FOR SALE:

  December 31, 2002 -
    U.S. government agency securities      $       31,929,707  $           95,649  $             -0-   $      32,025,356
                                           ==================  ==================  =================   =================

  December 31, 2001 -
    U.S. government agency securities      $        9,500,108  $           27,961  $         (51,858)  $       9,476,211
                                           ==================  ==================  =================   =================

     There were no realized gains or losses from sales of available-for-sale securities in 2002 or 2001.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

     The scheduled maturities of securities held to maturity and securities available for sale based on the estimated weighted-average lives of the underlying collateral at December 31, 2002, were as follows:

                                                         Held To Maturity                       Available For Sale
                                              --------------------------------------  -------------------------------------
                                                   Amortized             Fair              Amortized            Fair
                                                     Cost                Value               Cost               Value
                                              ------------------  ------------------  -----------------   -----------------
Due in one year or less                       $      109,806,824  $      110,433,382  $      31,929,707   $      32,025,356
Due from one to five years                            40,640,033          41,654,916                -0-                 -0-
Due from five to ten years                             1,993,540           2,000,000                -0-                 -0-
                                              ------------------  ------------------  -----------------   -----------------

                                              $      152,440,397  $      154,088,298  $      31,929,707   $      32,025,356
                                              ==================  ==================  =================   =================

     Investment securities with a carrying value and fair value of approximately $1,008,500 and $1,025,900 at December 31, 2002, respectively, and
     $2,070,800 and $2,187,600 at December 31, 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 3 - LOANS RECEIVABLE

     The components of loans in the consolidated statements of financial condition were as follows:

                                                        2002             2001
                                               -----------------   -----------------
Real estate -
   Commercial                                  $      58,379,968   $      37,480,141
   Residential                                        12,284,427           5,648,426
Commercial                                             8,064,649           4,014,250
Consumer                                               2,021,631           1,080,105
                                               -----------------   -----------------
                                                      80,750,675          48,222,922
Deferred loan fees                                      (277,863)            (89,258)
Allowance for loan losses                               (700,000)           (410,000)
                                               -----------------   -----------------

                                               $      79,772,812   $      47,723,664
                                               =================   =================

     The Bank primarily grants real estate, commercial and consumer loans in the State of Florida with primary concentration being in the Tampa Bay area. Although the Bank's loan portfolio is diversified, a significant portion of its loans are secured by real estate.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

     An analysis of the change in the allowance for loan losses follows:

                                                             2002                2001
                                                        --------------      ---------------
Balance at January 1                                    $      410,000       $      140,000
                                                        --------------      ---------------
 Loans charged-off                                                 -0-               (2,416)
 Recoveries                                                        -0-                  -0-
                                                        --------------      ---------------
  Net loans charged-off                                            -0-               (2,416)
                                                        --------------      ---------------

 Provision for loan losses                                     290,000              272,416
                                                        --------------      ---------------

Balance at December 31                                  $      700,000      $       410,000
                                                        ==============      ===============

     At December 31, 2002 and 2001, there were no loans on which the accrual of interest had been discontinued or reduced or for which impairment had been recognized.

NOTE 4 - PREMISES AND EQUIPMENT

     Components of premises and equipment included in the consolidated statements of financial condition were as follows:

                                                                           2002                  2001
                                                                     -----------------     ---------------
Land                                                                 $         350,000     $       350,000
Building and improvements                                                      467,785             465,785
Leasehold improvements                                                         783,861             777,837
Furniture, fixtures & equipment                                              1,296,434           1,138,770
Construction-in-process                                                        173,818                 -0-
                                                                     -----------------     ---------------
                                                                             3,071,898           2,732,392
Less:  accumulated depreciation and amortization                              (442,286)           (217,245)
                                                                     -----------------     ---------------

                                                                     $       2,629,612     $     2,515,147
                                                                     =================     ===============

     Depreciation and amortization expense charged to operations amounted to $243,639 in 2002 and $176,457 in 2001.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 4 - PREMISES AND EQUIPMENT (CONTINUED)

Leases:

     The Bank is obligated under certain non-cancelable operating leases for Bank premises. The operating leases relating to Bank premises expire during various years from 2003 to 2008 with the leases having various renewal options. The leases require the payment of taxes, insurance, and maintenance cost in addition to rental payments.

     Future minimum lease payments under these operating leases are summarized as follows:

2003                                                $     339,242
2004                                                      329,117
2005                                                      281,874
2006                                                      138,202
2007                                                       91,055
Thereafter                                                  7,606
                                                    -------------

Total future minimum lease payments                 $   1,187,096
                                                    =============

     Rental expense relating to the operating leases amounted to approximately $276,800 in 2002 and $144,800 in 2001.

NOTE 5 - TIME DEPOSITS

     The aggregate amount of time deposits at December 31, each with a minimum denomination of $100,000 were approximately $49,539,300 in 2002 and $37,626,100 in 2001.

     At December 31, 2002, the scheduled maturities of time deposits were as follows:

2003                                                $    150,529,511
2004                                                      19,967,912
2005                                                       4,554,897
2006                                                      11,290,861
2007                                                       8,824,884
Thereafter                                                 2,227,960
                                                   -----------------

                                                    $    197,396,025
                                                    ================

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase were as follows:

                                                                                       2002                  2001
                                                                                  ---------------       --------------
FHLB note at 1.5% in 2002 and 5.565% in 2001 with total carrying value and fair value including accrued interest of $10,279,042 and
  $10,305,999 in 2002 and $5,071,881 and $5,047,134 in 2001, respectively         $    10,000,000       $    4,969,000
                                                                                  ===============       ==============

Weighted average interest rate of the agreement                                              1.50%               5.565%
                                                                                  ===============       ==============

     The agreements mature within one month. The securities underlying the agreements were delivered to the dealer who arranged the transactions. The dealer may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of operations and has agreed to resell to the Bank substantially identical securities at the maturity of the agreement. The Bank is required under a master agreement with the dealer to maintain a minimum margin of 100% for the value of all collateral securities backing the agreements. If the market value of securities underlying such agreements falls below the minimum margin requirement, the Bank is required to deposit additional securities or cash with the dealer.

NOTE 7 - CUSTOMER REPURCHASE AGREEMENTS

     At December 31, 2002 and 2001, the Bank had entered into repurchase agreements with Bank customers. The repurchase agreements generally mature within one business day from the transaction date. The average balance and interest rate under the repurchase agreements amounted to approximately $2,914,600 and 1.57% in 2002 and $936,200 and 4.66% in 2001.

NOTE 8 - STOCKHOLDERS' EQUITY

     The Company and the Bank are subject to certain restrictions on the amount of dividends that they may declare without regulatory approval. At December 31, 2002 and 2001 there were no funds available for payment of dividends without prior regulatory approval.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

     Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares issued and outstanding. At December 31, 2002 and 2001, the Company did not have any dilutive securities outstanding and, therefore, basic and diluted earnings per share are the same. The calculation of earnings per common share is presented below:

                                                                                  2002                2001
                                                                             --------------      ---------------
Net Income (loss)                                                            $    1,348,865      $       370,501
                                                                             ==============      ===============

Weighted average common shares outstanding                                        3,210,000            2,860,000
                                                                             ==============      ===============

Earnings (loss) per common share                                             $          .42      $          0.13
                                                                             ==============      ===============

NOTE 9 - STOCK OPTIONS

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and accounts for these options under APB Opinion No. 25, "Accounting for Stock Issued to Employees", for which no compensation cost has been recognized. There were no compensation costs attributable to the options during 2002 and 2001.

     The Company has established an Incentive and Non-Statutory Stock Option Plan, under which 350,000 shares of the Company's common stock is reserved for issuance. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less that the fair market value of the common stock at the date of the grant. In September 2002 options were granted to directors for the purchase of 30,000 shares of common stock and to employees for the purchase of 75,000 shares of common stock. All options expire ten years from the date of grant and vest and become exercisable 10% in 2004, 2005, and 2006 and fully vested and exercisable in 2007. No options were granted as of December 31, 2001.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 9 - STOCK OPTIONS (CONTINUED)

     A summary of the status of the Company's outstanding stock options is presented below:

                                                                         2002
                                                            -------------------------------
                                                                                Weighted
                                                                                Average
                                                                                Exercise
                                                               Number            Price
                                                            -------------    --------------
Outstanding at beginning of year                                   -0-       $          -0-
Granted                                                        104,700                 7.50
Forfeited                                                         (300)                7.50
Exercised                                                          -0-
                                                            ----------

Outstanding at end of year                                     104,400       $         7.50
                                                            ==========       ==============

Weighted average fair value per option
     of options granted during the year                                      $         1.01
                                                                             ==============

     The fair value of each option granted is estimated on the grant date using the minimum value method. In using the minimum value method, the Company assumed (a) no dividend yield; (b) an expected life of five years; and (c) a risk-free interest rate of 2.94% at date of grant in September 2002. There were no stock options outstanding as of December 31, 2001.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 10 - INCOME TAXES

       The provision for income taxes charged to earnings are summarized as follows:

                                                                                  2002                2001
                                                                             --------------      --------------
 Current tax expense:
   Federal                                                                   $      740,145      $       24,779
   State                                                                            129,385               4,245
                                                                             --------------      --------------
                                                                                    869,530              29,024
                                                                             --------------      --------------
 Deferred tax (benefit) expense:
   Federal                                                                          (26,622)             95,716
   State                                                                             (4,558)             16,386
                                                                             --------------      --------------
                                                                                    (31,180)            112,102
                                                                             --------------      --------------

 Change in valuation allowance                                                          -0-            (141,126)
                                                                             --------------      --------------

                                                                             $      838,350      $          -0-
                                                                             ==============      ==============

     The difference between the actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Tax based on statutory rate                                                  $      743,653      $      125,970
State tax, net of federal benefit                                                    82,386              13,616
Change in valuation allowance                                                           -0-            (141,126)
Other, net                                                                           12,311               1,540
                                                                             --------------      --------------

                                                                             $      838,350      $          -0-
                                                                             ==============      ==============

     In management's opinion, based on expectations of future taxable income and other relevant considerations, it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets which existed at December 31, 2002 and 2001.

     The components of deferred taxes are summarized as follows:

                                                                                  2002                2001
                                                                             --------------      --------------
Deferred tax assets:
  Allowance for loan losses                                                         253,170             133,738
  Pre-opening expenses                                                               59,538              73,906
  Net unrealized loss on securities available for sale                                  -0-               9,200
                                                                             --------------      --------------
                                                                                    312,708             216,844
                                                                             --------------      --------------
Deferred tax liabilities:
  Net unrealized gain on securities available for sale                              (36,825)                -0-
  Depreciation                                                                     (120,550)            (46,666)
                                                                             --------------      --------------
                                                                                   (157,375)            (46,666)
                                                                             --------------      --------------

Net deferred tax asset                                                       $      155,333      $      170,178
                                                                             ==============      ==============

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Unused Lines of Credit:

     The Bank has unsecured federal funds lines of credit with financial institutions enabling the Bank to borrow up to $5,000,000 with interest determined at the time of any advance. The arrangements are reviewed annually for renewal of the credit line.

Credit Related Financial Instruments:

     The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters-of-credit and financial guarantees. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition.

     The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     At December 31, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                                  2002                2001
                                                                             --------------      --------------
Commitments to extend credit                                                 $   18,959,874      $    9,076,297
                                                                             ==============      ==============

Standby letters-of-credit                                                    $    1,841,283      $      382,095
                                                                             ==============      ==============

     Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management's credit evaluation of the customer.

     Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral for those commitments for which collateral is deemed necessary.

     The Bank has not incurred any losses on its commitments in 2002.

Other:

     Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 12 - CONCENTRATIONS

     At various times throughout the year the Bank may maintain cash balances with financial institutions that exceed federally insured limits of $100,000. The Bank monitors the capital adequacy of these financial institutions on a quarterly basis.

NOTE 13 - RELATED PARTY TRANSACTIONS

     The Bank has entered into transactions with its directors, stockholders, and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 2002 and 2001, was approximately $2,201,000 and $1,880,100, respectively. Also, certain related parties maintain deposit balances with the Bank in the aggregate amount of approximately $1,503,500 and $2,417,600 at December 31, 2002 and 2001,
     respectively.

NOTE 14 - REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are presented in the table below:

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 14 - REGULATORY MATTERS (CONTINUED)

                                                                              Minimum
                                                                              Capital
                                           Actual                           Requirement:
                                   ---------------------     -----------------------------------------
                                       Amount     Ratio               Amount               Ratio
                                   -------------  ------     -----------------------  ----------------
As of December 31, 2002:
  Total Capital
    (to Risk Weighted Assets)
    Consolidated                   $  22,940,659  18.18%     > than = to $10,093,799  > than = to 8.0%
    Bank                           $  22,793,886  18.07%     > than = to $10,093,799  > than = to 8.0%
  Tier I Capital
    (to Risk Weighted Assets)
    Consolidated                   $  22,240,659  17.63%     > than = to $ 5,046,900  > than = to 4.0%
    Bank                           $  22,093,886  17.51%     > than = to $ 5,046,900  > than = to 4.0%
  Tier I Capital
    (to Average Assets)
    Consolidated                   $  22,240,659   8.86%     > than = to $10,041,360  > than = to 4.0%
    Bank                           $  22,093,886   8.80%     > than = to $10,041,360  > than = to 4.0%

As of December 31, 2001:
  Total Capital
    (to Risk Weighted Assets)
    Consolidated                   $  15,676,794  19.17%     > than = to $ 6,543,141  > than = to 8.0%
    Bank                           $  15,676,794  19.17%     > than = to $ 6,543,141  > than = to 8.0%
  Tier I Capital
    (to Risk Weighted Assets)
    Consolidated                   $  15,266,794  18.67%     > than = to $ 3,271,571  > than = to 4.0%
    Bank                           $  15,266,794  18.67%     > than = to $ 3,271,571  > than = to 4.0%
  Tier I Capital
    (to Average Assets)
    Consolidated                   $  15,266,794  12.31%     > than = to $ 4,962,180  > than = to 4.0%
    Bank                           $  15,266,794  12.31%     > than = to $ 4,962,180  > than = to 4.0%

                                                    Minimum
                                                   To Be Well
                                                Capitalized Under
                                                Prompt Corrective
                                                Action Provisions:
                                    -----------------------------------------
                                            Amount                  Ratio
                                    -----------------------  -----------------
As of December 31, 2002:
  Total Capital
    (to Risk Weighted Assets)
    Consolidated                    > than = to $       N/A  > than = to N/A%
    Bank                            > than = to $12,617,249  > than = to 10.0%
  Tier I Capital
    (to Risk Weighted Assets)
    Consolidated                    > than = to $       N/A  > than = to N/A%
    Bank                            > than = to $ 7,570,350  > than = to 6.0%
  Tier I Capital
    (to Average Assets)
    Consolidated                    > than = to $       N/A  > than = to N/A%
    Bank                            > than = to $12,551,700  > than = to 5.0%

As of December 31, 2001:
  Total Capital
    (to Risk Weighted Assets)
    Consolidated                    > than = to $       N/A  > than = to N/A%
    Bank                            > than = to $ 8,178,926  > than = to 10.0%
  Tier I Capital
    (to Risk Weighted Assets)
    Consolidated                    > than = to $       N/A  > than = to N/A%
    Bank                            > than = to $ 4,907,356  > than = to 6.0%
  Tier I Capital
    (to Average Assets)
    Consolidated                    > than = to $       N/A  > than = to N/A%
    Bank                            > than = to $ 6,202,725  > than = to 5.0%

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there is no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate used and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     Cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

     Securities. Fair values for securities are based on quoted market prices.

     Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of savings accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected maturities of time deposits.

     Securities sold under agreements to repurchase. The carrying amounts of securities sold under agreements to repurchase approximate their fair values.

     Customer repurchase agreements. The carrying amounts of customer repurchase agreements approximate their fair values.

     Federal funds purchased. The carrying amounts of federal funds purchased approximate their fair values.

     Accrued interest. The carrying amounts of accrued interest approximate their fair values.

     Off balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The estimated fair value for these instruments was insignificant at December 31, 2002 and 2001.

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

     The estimated fair values of the Company's financial instruments were as follows:

                                                                  2002                                   2001
                                                  ------------------------------------    -----------------------------------
                                                      Carrying              Fair              Carrying             Fair
                                                       Amount               Value              Amount              Value
                                                  ----------------    ----------------    ---------------     ---------------
Financial assets:

  Cash and cash equivalents                       $      2,364,401    $      2,364,401    $     5,835,461     $     5,835,461
  Securities held to maturity                          152,440,397         154,088,298        130,285,686         129,835,500
  Securities available for sale                         32,025,356          32,025,356          9,476,211           9,476,211
  Loans receivable                                      79,772,812          80,563,248         47,723,664          48,912,941
  Accrued interest receivable                            3,163,855           3,163,855          2,166,929           2,166,929

Financial liabilities:

  Deposits                                             238,246,817         239,281,223        176,988,713         176,984,620
  Securities sold under agreements
    to repurchase                                       10,000,000          10,000,000          4,969,000           4,969,000
  Federal funds purchased                                1,000,000           1,000,000                -0-                 -0-
  Customer repurchase agreements                           863,057             863,057            748,323             748,323
  Accrued interest payable                                 290,052             290,052            249,388             249,388

                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 16 - CONDENSED PARENT COMPANY INFORMATION

     The following presents the condensed statements of condition as of December 31, 2002 and 2001 and statements of income and cash flows for the years ended December 31, 2002 and 2001.

                                                                                       2002               2001
                                                                                  --------------     ---------------
                             STATEMENTS OF CONDITION
Assets:

  Cash                                                                            $      124,913     $           -0-
  Other assets                                                                            21,860                 -0-
  Investment in Bank subsidiary                                                       22,152,710          15,252,097
                                                                                  --------------     ---------------

Total Assets                                                                      $   22,299,483     $    15,252,097
                                                                                  ==============     ===============

Liabilities & Stockholders' Equity:

  Stockholders' equity                                                            $   22,299,483     $    15,252,097
                                                                                  ==============     ===============

                              STATEMENTS OF INCOME

Noninterest Income:
  Equity in undistributed earnings
    of Bank subsidiary                                                            $    1,427,092     $       370,501

Noninterest Expense:
  Other expense                                                                          100,087                 -0-
                                                                                  --------------     ---------------

Income before income tax expense (benefit)                                             1,327,005             370,501

Income tax benefit                                                                       (21,860)                -0-
                                                                                  --------------     ---------------

Net income                                                                        $    1,348,865     $           -0-
                                                                                  ==============     ===============

\
                   KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 16 - CONDENSED PARENT COMPANY INFORMATION (CONTINUED)

                                                                                       2002               2001
                                                                                  --------------     ---------------
                                         STATEMENTS OF CASH FLOWS

Cash Flows From Operating Activities:
Net income                                                                        $    1,348,865     $       370,501
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Net change in other assets                                                           (21,860)                -0-
    Equity in undistributed earnings
      of Bank subsidiary                                                              (1,427,092)           (370,501)
                                                                                  --------------     ---------------
        Net cash used in operating activities                                           (100,087)                -0-
                                                                                  --------------     ---------------

Net Cash Flows From Investing Activities:
  Capital contribution to Bank subsidiary                                             (5,400,000)                -0-
                                                                                  --------------     ---------------

Net Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                              5,625,000                 -0-
                                                                                  --------------     ---------------

Net change in cash                                                                       124,913                 -0-

Cash at beginning of year                                                                    -0-                 -0-
                                                                                  --------------     ---------------

Cash at end of year                                                               $      124,913     $           -0-
                                                                                  ==============     ===============