Form 10KSB/A
period 2002-12-31
KENSINGTON BANKSHARES INC
filed 2003-06-03
CIK 1173376

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-89952

KENSINGTON BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3709535

(State of Incorporation)	(IRS Employer Identification No.)

13246 North Dale Mabry Hwy., Tampa, FL 33624

(Address of Principal Executive Offices, Zip Code)

(813) 961-6200

(Registrant’s Telephone Number, Including Area Code)

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

Yes  ☒    No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

     As of December 31, 2002, there were approximately 3,710,000 shares outstanding of the registrant’s Common Stock, par value $.01 per share, its only class of common stock, and the aggregate market value of the Common Stock held by non-affiliates of the registrant (approximately 923,841 shares) was approximately $6,928,807 as computed by reference to the most recent trade price of the Company’s shares (March 17, 2003).

DOCUMENTS INCORPORATED BY REFERENCE

     None.

SIGNATURES

     The purpose of this amendment is to reflect on the cover page of the Form that the Form being used for the filing is Form 10-KSB and not Form 10-K.

SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: May 30, 2003

KENSINGTON BANKSHARES, INC.

	By:	/s/ Gerald K. Archibald Gerald K. Archibald President

	By:	/s/ William R. Bender, Jr. William R. Bender, Jr. Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 30, 2003:

Signatures	Title

/s/ Gerald K. Archibald Gerald K. Archibald	Chief Executive Officer and Director

/s/ William R. Bender, Jr. William R. Bender, Jr.	Chief Financial and Accounting Officer

/s/ Gary L. Blackwell Gary L. Blackwell	Director

/s/ D. Dewey Mitchell D. Dewey Mitchell	Director

/s/ Ronald S. Hockman Ronald S. Hockman	Director