Form 10KSB
period 2005-12-31
KENSINGTON BANKSHARES INC
filed 2006-07-07
CIK 1173376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the fiscal year ended December 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the transition period from _________ to _________
Commission File Number: 333-89952
KENSINGTON BANKSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3709535
(State of Incorporation)	(IRS Employer Identification No.)
13246 North Dale Mabry Hwy., Tampa, FL 33618
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
Yes ☐      No ☒
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐       No ☒
     Issuer’s revenues for its most recent fiscal year: $16,058,023
     As of December 31, 2005, the aggregate market value of the Common Stock held by non-affiliates of the registrant (approximately 2,788,180 shares) was approximately $23,700,000 based on the fair market value as of that date as determined by the Board of Directors. There is no trading market for the Company’s shares.
Transitional Small Business Disclosure Format. (Check one): Yes ☐       No ☒
DOCUMENTS INCORPORATED BY REFERENCE
None.

INTRODUCTION
PART I
PART II
PART III
PART IV
Ex-10.2(a) Copy of Amendment
Ex-10.3 Copy of Agreement With Superior Bancorp
Ex-10.4 Code of Ethics
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification
INTRODUCTION
     Kensington Bankshares initial registration statement filed with the Securities and Exchange Commission (“SEC”) was ordered effective August 12, 2002. Although at December 31, 2002, Kensington Bankshares had less than 300 record and beneficial shareholders, Kensington Bankshares was required to file an annual report on Form 10-KSB with the SEC. On March 26, 2003, the Company filed a Form 15 certification notifying the SEC that it had less than 300 shareholders of record at December 31, 2002, thereby suspending the filing of further reports under Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). For the years ended December 31, 2003 and 2004, Kensington Bankshares computed its number of shareholders based on beneficial ownership rather than record ownership and, as a result, no annual reports on Form 10-KSB were filed for such years and no quarterly reports on Form 10-QSB were filed for each of the quarterly periods for the years ended December 31, 2004 and 2005. Although Kensington Bankshares had less than 300 beneficial owners of its common stock at the end of each year, the number of record holders exceeded 300 which required compliance with the reporting requirement of the Exchange Act. At December 31, 2005, both the number of record and beneficial holders exceeded 300. Upon discovery of the prior error in computation, the SEC was notified. As a result, the current Form 10-KSB Report covers each of the years ended December 31, 2003, 2004 and 2005 and Note 17 of the Notes to Financial Statements contains certain unaudited quarterly financial information for the 2004 and 2005 years.
     On March 6, 2006, Kensington Bankshares announced that it had signed a definitive agreement to merge with and into Superior Bancorp, a Delaware-charted thrift holding company headquartered in Birmingham, Alabama. Superior Bancorp offers a broad range of banking and related services through Superior Bank (formerly known as The Bank), a federal savings bank. Under the terms of the merger agreement, Superior Bancorp has agreed to issue 1.60 shares of its common stock for each outstanding share of Kensington Bankshares common stock. Based on recent closing prices per share for Superior Bancorp common stock, the transaction would be valued at approximately $71.2 million. The actual value at consummation will be based on Superior Bancorp share price at that time. Completion of the merger is subject to approval by the shareholders of both corporations, to the receipt of required regulatory approvals and to the satisfaction of usual and customary closing conditions.
PART I
Item 1. Description of Business
Kensington Bankshares, Inc.
     Kensington Bankshares, Inc. (“Kensington Bankshares”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. Kensington Bankshares’ sole subsidiary and principal asset is First Kensington Bank (“Kensington Bank”), organized on December 8, 1999 under the laws of the State of Florida. Kensington Bank commenced operations on February 28, 2000.

Kensington Bank
     Kensington Bank is subject to the rules, regulations, and examinations conducted by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Florida Department of Financial Services. See “Supervision and Regulation.” Kensington Bank operates under the day-to-day management of its officers and they have substantial authority in making autonomous decisions regarding investments, loan policies, interest rates and service charges.
Banking Services
     Kensington Bank offers most of the usual banking services, including checking accounts, savings accounts, certificates of deposit, money market accounts, money orders, travelers’ checks, safe deposit boxes, night depository, installment loans, commercial loans, and mortgage loans. Kensington Bank does not have trust powers.
     Kensington Bank’s commercial loan department serves a variety of professionals and local businesses, including many small, family owned enterprises. The bank offers a full range of business credit services including lines of credit, term loans, revolving loans, equipment financing and mortgages. On occasion, a borrower’s needs may exceed the maximum regulatory lending limit of Kensington Bank. In these instances, the bank will participate the loan with another bank to meet the customer’s needs.
     Kensington Bank’s consumer loan services include consumer credit common to most full-service commercial banks. These services include automobile loans, home improvement loans, home equity lines of credit and other personal loans.
Primary Market Area
     Kensington Bank conducts a commercial banking business from eight offices and 3 satellite locations. Its main office, one branch office plus three satellite office locations are located in Hillsborough County, Florida, three branch offices are located in Pasco County, Florida, two branch offices are located in Hernando County, Florida, and one branch office location is in Pinellas County, Florida with another branch office location approved by the regulatory authorities for the Palm Harbor area in Pinellas County, Florida. The Palm Harbor location is expected to open for business by mid-summer 2006. Hillsborough, Hernando, Pasco, and Pinellas Counties are located on the Gulf of Mexico about halfway down the west coast of Florida, and make up the bank’s primary service area. According to the U.S. Census Bureau, the primary service area has experienced an estimated population growth of approximately 8% since the 2000 census resulting in a total population of approximately 2,587,967 as of July 1, 2004; 1,101,261 in Hillsborough County, 150,370 in Hernando County, 407,799 in Pasco County, and 928,537 in Pinellas County. Hillsborough County experienced a population growth of approximately 10.2% from 2000 to 2004, Hernando County 15.0%, Pasco County 18.3% and Pinellas County 0.8%. In addition, during 2004 the U.S. Census Bureau conducted the American Community Survey in selected communities with populations over 250,000. The amounts of household units that have increased from 2000 to 2004 are as follows: Hillsborough County from 425,962 to 477,626, Pasco County from 147,566 to 194,333 and Pinellas County from 487,612 to 492,041. The survey did not include Hernando County. As of the 2000 U.S. Census, the number of persons per household was 2.49 in Hillsborough County, 2.32 in Hernando County, 2.30 in Pasco County, and 2.17 in Pinellas County. As of March 17, 2006, according to the U.S. Department of Labor, the unemployment rate in Florida was approximately 3.0%.

     In spite of changing conditions involving the infrastructure requirements which have limited economic expansion and population growth at various geographic locations around the country, Kensington Bank’s primary market area has continued to grow because of its ability to attract new residents to its favorable year round climate and relatively stable economic environment. Furthermore, although the major economic base in Kensington Bank’s primary service area is tourism and construction, there has been a growth of other diverse service businesses. Kensington Bankshares believes that it is situated to take advantage of any economic and demographic growth in its primary service area.
Competition
     Kensington Bank encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as interstate banking have created a highly competitive environment for commercial banking in Kensington Bank’s primary service area. In one or more aspects of its business, Kensington Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in and around the service area. Most of the competitors, some of whom are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services, such as trust services that Kensington Bank does not currently provide. In addition, many of the bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and state chartered and federally insured banks. According to the FDIC’s Summary of Deposit information as of June 30, 2005, 112 financial institutions that operate 738 offices are currently serving Kensington Bank’s primary service area. Kensington Bank’s principal competitors are branches of major regional holding company banks, which, for the most part, are headquartered elsewhere in Florida, Alabama, Georgia and North Carolina.
     Management believes that Kensington Bank is well positioned to compete successfully in its primary service area, although no assurances can be given. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and in the case of loans to commercial borrowers, relative lending limits.
Employees
     As of December 31, 2005, Kensington Bank had 58 employees. Management believes that its employee relations have been and continue to be good. No employees are represented by any union or similar group and Kensington Bank has never experienced any strike or labor dispute.
Supervision and Regulations
General
     As a bank holding Company, Kensington Bankshares is required to file with the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”) an annual report and such additional information as the Board may require pursuant to the Bank Holding Act of 1956, as amended. The Federal Reserve Board also makes examinations of Kensington Bankshares and its subsidiary.

     The principal supervisory authorities of Kensington Bank are the Florida Department of Financial Services and the FDIC that regularly examine such areas as reserves, loans, investments, management practices and other aspects of Kensington Bank’s operations. These examinations are designed for the protection of Kensington Bank’s depositors and not for its shareholders. In addition to these regular examinations, Kensington Bank must furnish to these agencies quarterly reports containing a full and accurate statement of its affairs. Kensington Bank is a member of the FDIC, and its deposits are insured as provided by law.
     Federal and State banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. The Florida Department of Financial Services and the FDIC have the authority to issue cease-and-desist orders to prevent a bank from engaging in an unsafe or an unsound practice or violating the law in conducting its business. The payment of dividends, depending upon the financial condition of a bank, could be deemed such a practice.
     The earnings of Kensington Bank are affected to some extent by the policies of regulatory authorities including the Federal Reserve Board, which regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market transactions in United States Government securities, changes in the discount rate on member bank borrowing, changes in reserve requirements against member bank deposits, and limitations on interest rates which member banks may pay on time and savings deposits. The effect, if any, of such policies on the future business and earnings of Kensington Bank cannot be predicted.
Company Activities
     Kensington Bankshares has elected not to become a financial holding company under the Gramm-Leach-Bliley Act, and as a result, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, Kensington Bankshares may still engage in certain activities that have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.
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

     The Act requires prior approval of the Federal Reserve Board before a bank holding company can (1) acquire, directly or indirectly, ownership or control of more than 5% of the voting stock of a bank; (2) acquire substantially all of the assets of a bank; or (3) merge or consolidate with another bank holding company. If the effect of a proposed acquisition, merger or consolidation may be to substantially lessen competition or tend to create a monopoly, the Federal Reserve Board cannot approve the acquisition unless it finds that the anti-competitive effects of the acquisition, merger or consolidation are clearly outweighed by the convenience and needs of the community to be served. Furthermore, any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets of a bank located in another state may not be approved by the Federal Reserve Board unless the laws of the second state specifically authorize such an acquisition.
     A bank holding company is also prohibited, with limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging, directly or indirectly, in activities unrelated to banking or managing or controlling banks. An exception to this prohibition permits ownership of the shares of a company, the activities of which the Federal Reserve Board, after due notice and opportunity for hearing, has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
     Kensington Bankshares and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions Kensington Bank may not condition an extension of credit on a customer’s obtaining other services provided by it, Kensington Bankshares or any other subsidiary, or on a promise by its customer not to obtain other services from a competitor.
Regulation of Payment of Dividend
     Kensington Bankshares is a legal entity separate and distinct from Kensington Bank. The principal source of cash flow for Kensington Bankshares is dividends from Kensington Bank. There are various statutory and regulatory limitations on the payment of dividends by Kensington Bank, as well as dividends paid by Kensington Bankshares to its shareholders.
     The payment of dividends by Kensington Bankshares and Kensington Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution’s financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC and the Federal Reserve Board have issued policy statements that provide, generally, that insured banks and bank holding companies should only pay dividends out of current operating earnings. The Federal Reserve Board has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991.
     Under Florida law, Kensington Bank may pay quarterly, semiannual or annual dividends out of its net profits for such period and its retained net profits so long as (1) it complies with certain Florida law restrictions with respect to Kensington Bank’s surplus fund, (2) the net income for the such dividend period when combined with retained earnings for the preceding 2 years is not a loss and (3) payment of the dividend will not result in the capital accounts of Kensington Bank to fall below minimum amounts required under law, regulation, order or any written agreement with the Florida Department of Financial Services or a federal regulatory agency. Beginning in April 2005 and in July and October 2005, Kensington Bankshares paid its shareholders a quarterly cash dividend of $.15 per share. In January 2006, Kensington Bankshares paid its shareholders a quarterly cash dividend of $.15 per share plus a year-end bonus cash dividend of $.05 per share for a total of $.20 per share.

Capital Adequacy Requirements
     Both Kensington Bankshares and Kensington Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies and banks, which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as the state member banks. Both agencies’ requirements (which are substantially similar) provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.
Restrictions on the Making of Loans
     Both the FDIC and the Federal Reserve Board limit banks with respect to the amount of loans or extensions of credit to, and investments in an affiliate and the amount of advances to third parties collateralized by the securities or obligations of an affiliate. There are also additional restrictions on loans to executive officers and persons owning or controlling more than 10% of the voting shares of a member bank’s stock and to officers, directors or controlling persons of a bank holding company controlling such member bank.
Statistical Information about Kensington Bankshares
     The following tables and schedules contain statistical information concerning the financial condition and operations of Kensington Bankshares for the period or periods or as of the date or dates indicated in each table or schedule.
Average Daily Balance Sheets
     The following table shows Kensington Bankshares balances of assets, liabilities and capital computed on an average daily basis.
     Table 1
Average Daily Balance Sheet
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Assets:
Cash and due from banks	$4,326	$3,420	$2,571
Federal funds sold	2,722	3,541	3,404
Taxable securities	164,925	183,750	174,003
Loans (Net)	112,315	94,852	87,873
Premises and equipment (Net)	3,138	2,594	2,715
Other	2,628	2,722	2,727

Total Assets	$290,054	$290,879	$273,293

	Year Ended December 31,
	2005	2004	2003
Liabilities and equity:
Non-interest-bearing demand deposits	$32,398	$22,318	$13,561
Interest-bearing demand deposits	31,740	36,981	22,944
Savings deposits	15,440	15,647	11,196
Other time deposits	171,968	183,541	190,393

Total deposits	251,546	258,487	238,094

Other borrowed funds	10,426	6,546	11,654
Other liabilities	786	456	573
Stockholders’ equity	27,296	25,390	22,972

Total Liabilities and Stockholders’ Equity	$290,054	$290,879	$273,293

Income and Average Yield on Interest Earning Assets and Interest
Expense and Average Rate on Interest Bearing Liabilities
     The following table shows the interest income and average yield on interest earning assets and the interest expense and average rate on interest bearing liabilities for the periods indicated. The calculations of average yields or rates are based upon the average daily balances. The yield on loans is calculated on average loans gross of unearned fees and the allowance for possible credit losses.
     Table 2
Interest Income and Expenses
(dollars in thousands)

	Year Ended December 31,
	2005		2004		2003
	Interest	Avg. Rate	Interest	Avg. Rate	Interest	Avg. Rate
Assets:
Taxable securities	$7,603	4.61%	$7,513	4.09%	$6,916	3.97%
Loans	8,374	7.39%	6,616	6.91%	6,392	7.20%
Federal funds sold	81	2.98%	45	1.27%	38	1.12%

Total interest — earning assets	$16,058	5.72%	$14,174	5.01%	$13,346	5.03%

Liabilities:
Interest-bearing demand deposits	$407	1.28%	$416	1.12%	$243	1.06%
Savings deposits	206	1.33%	156	1.00%	120	1.07%
Time deposits	5,284	3.07%	4,454	2.43%	5,376	2.82%
Other borrowed funds	350	3.36%	93	1.42%	152	1.30%

Total interest — bearing liabilities	$6,247	2.72%	$5,119	2.11%	$5,891	2.49%

     Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following analysis shows the year-to-year changes in the components of net interest income:
     Table 3
Rate/Volume Variance Analysis
(dollars in thousands)

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume (1)	Rate	Change	Volume (1)	Rate	Change
Interest earned on:
Taxable securities	$(368)	$458	$90	$395	$202	$597
Loans, net(1)	1,276	482	1,758	475	(251)	224
Federal funds sold	(7)	43	36	2	5	7

Total interest income	$900	$984	$1,884	$871	$(43)	$828

Interest paid on:
Interest-bearing demand deposits	$(706)	$697	$(9)	$157	$16	$173
Savings deposits	(2)	52	50	44	(8)	36
Time deposits	(258)	1,088	830	(188)	(734)	(922)
Other borrowed funds	78	179	257	(74)	15	(59)

Total interest expense	$(888)	$2,016	$1,128	$(61)	$(711)	$(772)

Change in net interest income	$1,788	$(1,032)	$756	$933	$667	$1,600

(1) Non-accruing loans are excluded from the average volumes used in calculating the table.
Composition of Investment Securities
     The tables below set forth the investment securities at the dates indicated (dollars in thousands):
     Table 4
Book Value of Investment Securities

	December 31,
	2005	2004	2003
U.S. government agencies	$184,025	$158,399	$173,280

     The following table indicates the maturities, scheduled by the average lives of Kensington Bank’s U.S. government agency securities as of December 31, 2005, and the weighted average yields of such securities. The table below does not reflect contractual maturities of the investment securities.

				Weighted
Maturity	Par	Book	Market	Average Yield
3 Months or less	$—	$—	$—	—%
Over 3 through 12 months	15,560	15,541	15,231	5.40%
Over 1 year through 5 years	37,370	37,341	36,687	4.62%
Over 5 years through 10 years	119,116	119,083	117,454	4.99%
Over 10 years	12,110	12,060	11,839	4.72%

Total	$184,156	$184,025	$181,211	4.94%

Lending Activities
     Lending activities are conducted pursuant to a comprehensive written loan policy that was approved by the bank’s board of directors and is reviewed and re-affirmed by that same body at least annually. Kensington Bank’s loan approval process provides for various levels of lending authority to loan officers, the Senior Lender, the President and Chief Executive Officer, and the Executive Management Loan Committee. In addition, loans in excess of $1,500,000 require the approval of the board of directors prior to funding. Loan purchases, when applicable, will be made subject to the same underwriting standards as loan originations. Florida Banking Statutes limits the amount of credit to any one person to a maximum amount of 25% of the bank’s capital accounts, subject to certain conditions (approximately $7.0 million as of December 31, 2005).
     Kensington Bank manages the loan portfolio on an ongoing basis following written policies and portfolio management strategies, guidelines for underwriting standards and risk assessment, and procedures for ongoing identification and management of credit deterioration. Kensington Bank undertakes regular portfolio reviews to estimate loss exposure and determine compliance with bank policies.
     Kensington Bank is primarily in the real estate market and provides construction and permanent financing and residential real estate loans to qualified applicants without discrimination and under the guidelines set forth in the bank’s loan policy. Kensington Bank also provides commercial loans and installment loans to small to medium-sized businesses and to individuals with satisfactory cash flows.
     Kensington Bank’s real estate loan portfolio mostly consists of commercial real estate, commercial and single-family residential construction, and acquisition and development loans. Kensington Bank’s loan terms vary from short-term for construction and acquisition and development loans to maturities generally in the 10, 15, 20, and 25-year range with mostly three-year adjustable interest rate terms for commercial real estate loans. The adjustable interest rate feature affords Kensington Bank a degree of protection against interest rate fluctuations and will give management the ability to review the quality of our loan portfolio more frequently. These re-pricing opportunities allow for interest rate adjustments that are commensurate with the quality of our loans. The ratio and loan mix of our real estate portfolio will vary from time-to-time based on the investment criteria determined by management and the needs of the communities we serve.

     Real estate and construction loans generally originate in amounts of up to 85% of appraised value and are secured by a note and mortgage on the real estate. Construction loans are structured either to be converted to permanent loans with Kensington Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. These type loans are supported by the builders’ financial capacity and their ability to sell their finished product. Real estate risk is associated with the ability of borrowers to service their monthly debt obligations and the value of the real estate being held as collateral. Commercial real estate risk is associated with the financial capacity of the borrowers to meet their monthly debts; the value of the real estate held as collateral, the success of the borrowers business along with any fluctuation in the value of business assets. Construction real estate risk is centered on the ability of the borrowers to complete the project and service their monthly payments.
     The bank offers a variety of commercial loans including term loans, both collateralized and un-collateralized, made to businesses for working capital (including real estate acquisitions and improvements), and the purchase of equipment and machinery. As a general practice, the bank takes a security interest in any available real estate, equipment, or other chattel. Commercial loans are primarily underwritten in the bank’s service area on the basis of the borrower’s ability to service such debt from cash flows from their business. As a result, the risk in this type of credit is in the availability of funds for repayment and the success of the business to be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.
     Installment loans, while not a significant part of the bank’s loan portfolio, are made to qualified borrowers for automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and un-collateralized) and deposit account collateralized loans. The terms on these types of credit typically range from 12 to 60 months and vary based on the kind of collateral and size of the loan. These types of loans generally have a shorter term and carry a higher interest rate than that charged on other types of loans. Installment loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as real estate loans. In many instances, the bank is required to rely on the borrower’s ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the determination of the borrower’s ability to repay the debt is of primary importance in the underwriting of consumer loans.
     The following table sets forth the gross amount and percent of loans outstanding at the indicated dates according to the type of loan and total loans, netting deferred loan fees and allowance for possible credit loss (dollars in thousands):
     Table 5
Loans Outstanding as of:

	December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Real estate	$119,488	94.86%	93,380	95.21%	80,343	88.92%
Commercial	4,529	3.60%	3,574	3.64%	7,686	8.51%
Consumer	1,952	1.55%	1,129	1.15%	2,324	2.57%

Gross loans	125,969	100.00%	98,083	100.00%	90,353	100.00%
Net deferred loan fees	(434)		(313)		(283)
Allowance for possible credit loss	(1,017)		(1,000)		(900)

Net loans	$124,518		$96,770		$89,170

     As of December 31, 2005, 22.0% of gross loans were fixed rate loans and 78.0% were variable rate loans. For the year ended December 31, 2005, the average interest yield on the loan portfolio was 7.39%.
Loan Maturities and Sensitivity to Changes in Interest Rates
     The amount of gross loans outstanding as of December 31, 2005, which, based on remaining scheduled repayments of principal that are due in (1) one year or less, (2) more than one year, but less than five years, and (3) more than five years and the mix of fixed rate and variable rate loans, are shown in the following table (in thousands):
     Table 6
Aggregate Maturities of Loan Balances
as of December 31, 2005

	In One Year	After One Year But	After Five
	Or Less	Within Five Years	Years
Real Estate:
Residential	$5,601	$6,775	$499
Commercial	14,652	53,085	3,462
Construction	24,464	10,828	236
All Other Loans	3,010	3,357	—

Total	$47,727	$74,045	$4,197

Fixed Rate	$9,661	$13,824	$4,197
Variable Rate (1)	38,066	60,221	—

Total	$47,727	$74,045	$4,197

(1)	These loans are generally tied to the prime rate or a similar index. The range of interest rate charges is governed by State usury ceilings.
Risk Elements
     There is a certain degree of risk inherent in any loan. To limit these risks, Kensington Bank operates under a comprehensive loan policy that is approved by its Board of Directors. Board members recognize that the loan portfolio is one of Kensington Bank’s greatest earning assets and that every effort must be made to protect the depositors’ money, earn adequate returns for its shareholders and provide lending services on a broad and constructive basis in the community.
     The allowance for possible credit losses, established by Kensington Bank to absorb unidentified loan losses in the loan portfolio, was 0.80% of total loans outstanding at December 31, 2005, 1.02% at December 31, 2004, and 1.00% at December 31, 2003. It is management’s desire to maintain a level adequate to provide protection against possible losses from problem loans, including Kensington Bank’s internal and external loan portfolio review, review by regulatory authorities, the actual loan loss experience of Kensington Bank, the extent of existing risks in the loan portfolio and level of the loan loss allowance, and Kensington Bank’s review of prevailing economic conditions. Kensington Bank’s allowance for loan loss is a general loan loss reserve and does not presently allocate loan loss provisions to the various types of loans.

     Kensington Bank’s Allowance for Loan and Lease Loss (ALLLCOM) Committee meets on a quarterly basis to review the bank’s loan loss reserve and to monitor the current economic environment. The committee consists of the bank’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
     The committee reviews Kensington Bank’s “watch list” of problem credits, past due loans, non-accrual loans and evaluates the bank’s reserve position. Kensington Bank’s methodology for this reserve is to categorized the bank’s loans by FASB 114 loans, FASB 5 loans, and follow with loan dollar amounts listed by the Call Report identifier codes of 1415 for Construction & Development, 1420 for Farmland, 5367/5368/1797 for 1-4 Family Residential, 1460 for Multifamily, 1480 for Commercial Real Estate, 1766 for Commercial, 8539 for Other Revolving Credit Plans, and 2011 for Other Consumer Loans, then allocate an estimated loss factor based on historical trends to obtain a Factor Amount. Then Management adds an estimate on Other Factors based on its estimates of unforeseen factors due to adverse situations in the future that are calculated at .85% of the loan portfolio balance. These reserve percentages are determined and evaluated by management on a regular basis based on regulatory guidance and upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Recommendations are made to the Board of Directors for loans that are deemed uncollectable and need to be charged-off.
     As of December 31, 2005, 2004, and 2003 Kensington Bank had non-accrual loans of $6 thousand dollars, $23 thousand dollars, and $477 thousand dollars, respectively, and there were no loans, which had been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Generally, once loans are placed on a non-accrual status, no interest income is recognized until all principal has been liquidated unless there are extenuating circumstances, such as adequate protection payments being made in a bankruptcy case. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful.
     It is Kensington Bank’s policy to charge-off all installment and consumer loans on which there has not been a scheduled interest payment within the past 180 days and which are deemed uncollectable. A loan is charged-off as the result of a determination made by Kensington Bank’s senior management and approved by the Board of Directors or is recommended for charge-off by bank regulatory agencies who believe that the collection or liquidation of the account is seriously impaired. All loans, regardless of whether they are real estate, commercial, or installment, are placed on a non-accrual basis where collection of the principal balances of such loans is in jeopardy. For the year ended December 31, 2005, Kensington Bank charged-off $2 thousand dollars compared with $27 thousand dollars for the year ended December 31, 2004, and $3 thousand dollars for the year ended December 31, 2003.

     Table 7
Loan Loss Experience and Provision for Possible Credit Losses
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Daily average amount of net loans outstanding	$112,315	$94,852	$87,873

Balance of allowance for loan losses at beginning of period	$1,000	$900	$700
Loans charged off:
Commercial, financial and agricultural	—	23	—
Real estate — construction	—	—	—
Real estate — mortgage	—	—	—
Installment loans to individuals	2	4	3
Recoveries of loans previously charged off	19	—	—

Net loans charged off (recovered)	(17)	27	3
Additions to allowance charged to operations(1)	—	127	203

Balance at end of period	$1,017	$1,000	$900

Ratio of net charge offs to the daily average of loans outstanding	-0.02%	0.03%	0.00%

(1)	Additions to the allowance were based primarily on current economic conditions and the condition of the loan portfolio.
Allocation of Allowance
     Since Kensington Bank has no significant loans considered to be impaired under FAS 114, no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans. The following table represents management’s allocation of the allowance for possible credit losses to specific loan categories.
     Table 8
Allocation of Allowance for Possible Credit Losses
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Real estate — commercial	$572,740	$576,933	$445,370
Real estate — construction	281,567	271,720	250,954
Real estate — residential	93,896	91,157	110,840
Real estate — multifamily	12,116	12,956	25,190
Commercial	48,177	38,545	48,483
Consumer	8,242	8,689	19,163

Total allowance for possible loan losses	$1,016,738	$1,000,000	$900,000

     The following is a loan delinquency table as reported in Kensington Bank’s Call Report to the regulatory authorities as of December 31, 2005, 2004 and 2003 of past due loans 30 to 89 days delinquent and still accruing interest. There were no loans past due for 90 days or more that were still accruing interest.
     Table 9
Delinquent Loan Table
(dollars in thousands)

	December 31,
	2005	2004	2003
Real estate loans	$247	$—	$152
Commercial loans	608	—	—
Other loan	12	—	—

Total	$867	$—	$152

Deposits
     The following table presents the average daily amount of deposits (dollars in thousands):
     Table 10

	Year Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non interest-bearing demand deposits	$32,398		$22,318		$13,561
Interest-bearing demand deposits	31,740	1.28%	36,981	1.12%	22,944	1.06%
Savings deposits	15,440	1.33%	15,647	1.00%	11,196	1.07%
Time deposits	171,968	3.07%	183,541	2.43%	190,393	2.82%

Total Deposits	$251,546	2.34%	$258,487	1.94%	$238,094	2.41%

     Time deposits of $100,000 or more outstanding at December 31, 2005, will mature as follows (in thousands):

Under 3 Months	$9,175
3 to 12 Months	29,709
Over 12 Months	42,961

Total	$81,845

     At December 31, 2005, time deposits represented approximately 72.2% of total deposits. Time deposits over $100,000 represented 32.5% of average total deposits at December 31, 2005. As a percentage, noninterest-bearing demand deposits increased from 5.7% of average total deposits at December 31, 2003 to 8.61% of average total deposits at December 31, 2004 to 12.9% at December 31, 2005. Interest-bearing demand deposits decreased from 14.3% of average total deposits at December 31, 2004 to 12.6% at December 31, 2005. Interest-bearing demand deposits were 9.6% of average total deposits at December 31, 2003. Savings deposits were 6.1% of average total deposits at December 31, 2004 and December 31, 2005, compared to 4.7% of average total deposits at December 31, 2003 and Time Deposits (certificates of deposit) decreased from 71.0% of average total deposits at December 31, 2004 to 68.4% at December 31, 2005. Time deposits were 79.9% of average total deposits at December 31, 2003.
Other Borrowed Funds
     The following table presents the average daily amount of other borrowed funds (dollars in thousands):
     Table 11

	Year Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Securities sold under agreement to repurchase	$9,423	3.36%	$5,383	1.52%	$10,516	1.33%
Other (Federal Funds Purchased)	1,003	3.29%	1,163	0.95%	1,138	1.05%

Total Other Borrowed Funds	$10,426	3.36%	$6,546	1.42%	$11,654	1.30%

Return on Equity
     The ratio of net income to average shareholders’ equity and daily average total assets and certain other ratios are presented below for Kensington Bank:
     Table 12

	Year Ended December 31,
	2005	2004	2003
Percentage of net income to:
Average total assets	1.01%	0.93%	0.76%
Average shareholders’ equity	10.54%	10.63%	8.97%
Percentage of average shareholders’ equity to daily average total assets	9.41%	8.73%	8.41%

Item 2. Description of Property
     Kensington Bank’s main office is located at 13246 North Dale Mabry Highway, Tampa, Florida, 33618. All of the bank’s office locations are listed below:

Address	Size	Owned/Leased	Expiration
Carrollwood (Main Office)	2,400 SF	Leased	7/31/2010
13246 N. Dale Mabry Highway
Tampa, FL 33618

Spring Hill	4,000 SF	Owned
1300 Pinehurst Drive
Spring Hill, FL 34606

Sun City Center	2,400 SF	Leased	9/30/2010
4842 State Road 674
Sun City Center, FL 33573

Sun City Satellite Offices:

Aston Gardens	160 SF	Leased	Prepaid annually
1311 Aston Gardens Ct.

Courtyards	160 SF	Leased	Prepaid annually
231 Courtyards Blvd.

Sun Towers	117 SF	Leased	renewed annually
101 Trinity Lakes Drive

Barclay	1,050 SF	Leased	11/30/2006
14363 Spring Hill Drive			In process of renewing
Spring Hill, FL 34609

Regency Crossings	4,875 SF	Leased	11/30/2006(a)
8623 Regency Park Blvd.			In process of renewing
Port Richey, FL 34668

Trinity (New)	2,400 SF	Leased	2/28/2010(a)
4010 Little Road
Port Richey, FL 34655

Wesley Chapel	3,772 SF	Leased	2/6/2008(b)
1932 Bruce B. Downs
Wesley Chapel, FL 33543

Clearwater	3,780 SF	Owned
2440 Sunset Point Road
Clearwater, FL 33765

Item 2. Description of Property (continued)

Address	Size	Owned/Leased	Expiration
Palm Harbor	2,500 SF	Owned
36301 US Highway 19 North
Palm Harbor, FL 34684
Former Office

Trinity	1,900 SF	Leased	10/15/2007
8805 Mitchell Blvd.
New Port Richey, FL 34655
     We are negotiating a sub-let that will take over our monthly payment of this lease.
     (a) Option to renew for two additional five-year periods.
     (b) Option to renew for three additional five-year periods.
     The annual rental on the above-leased facilities was approximately $452,300 for the year ending December 31, 2005.
Item 3. Legal Proceedings
     There were no material legal proceedings as of December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
     There was no submission of matters to a vote of security holders during the fourth quarter of 2005.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     There is no trading market for the common stock of Kensington Bankshares. Kensington Bankshares acts as its own transfer agent. As of December 31, 2005, the approximate number of record shareholders was 370.
     Kensington Bankshares paid its first cash dividends in 2005 amounting to a total of $.45 per share. Future payment of dividends by Kensington Bankshares is necessarily dependent upon adequate earnings of Kensington Bank. The ability of Kensington Bank to pay cash dividends is, in turn, regulated by Federal and State statutes and regulations and is also affected by national and local economic conditions and other pertinent conditions. In January 2006, Kensington Bankshares paid it shareholders a quarterly cash dividend of $.15 per share plus a year-end bonus cash dividend of $.05 per share for a total cash dividend of $.20 per share. This dividend was declared and recorded in December 2005.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is designed to provide a better understanding of the significant factors related to Kensington Bankshares results of operations, financial condition, liquidity, and capital resources. (dollars in thousands)
General
     Kensington Bankshares principal asset is its ownership of Kensington Bank. Accordingly, results of operations are primarily dependent upon the results of operations of Kensington Bank. Kensington Bank conducts a general commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. Kensington Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid on these balances. Net interest income is dependent upon Kensington Bank’s interest rate spread, which is the difference between the average yield earned on its interest-earnings assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demands. Additionally, to a lesser extent, Kensington Bank’s profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists of service charges and other income. Non-interest expenses consist of compensation and benefits, occupancy related expense, equipment and data processing expenses, professional fees and other operating expenses.
Critical Accounting Policies and Estimates
     Kensington Bankshares accounting policies are critical to understanding the results of operations and financial position as reported in the consolidated financial statements. Significant accounting policies used by Kensington Bankshares are discussed in more detail in the notes to the consolidated financial statements.
     In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible credit losses.
     The allowance for possible credit losses is maintained at a level, which, in management’s judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. In connection with the determination of the estimated losses on loans, management will obtain independent appraisals for significant collateral.
     While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions and changes in the capacity of borrowers’ to repay their debts. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require Kensington Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is possible that the estimated losses on loans may change materially in the near term. However, the amount of the change cannot be estimated.
Results of Operations and Financial Condition
Comparison of year ended December 31, 2005 to the year ended December 31, 2004.
     Kensington Bankshares experienced continued asset, investment, loan, and deposit growth during 2005. Total assets increased 20.8% to $324,654 at December 31, 2005 from $268,674 at December 31, 2004. This increase is primarily attributable to an increase in securities of $25,625 and an increase in loans of $27,765 during the year. Securities held to maturity increased to $184,025 at December 31, 2005 from $153,338 at December 31, 2004, while securities available for sale decreased to $-0- at December 31, 2005 from $5,062 at December 31, 2004. These increases are attributable to the increase in deposit accounts during the year by 15.9%, or $38,242, from $240,446 at December 31, 2004 to $278,688 at December 31, 2005. In addition, other borrowed funds increased to $17,321 at December 31, 2005 from $991 at December 31, 2004.
     Total interest income increased 13.3% to $16,058 for the year ended December 31, 2005, from $14,174 at December 31, 2004. The increase was due primarily to a rise in interest rates and a rise in interest earning assets, loans and investments, resulting from a $38,242 growth in deposits from 2004 to 2005. The 15.9% increase in deposits from 2004 to 2005 is attributable to a general growth in Kensington Bank’s service area. In addition, the existing branches have become more established in their market area. Loan interest income in 2005 increased 26.6% to $8,374 from $6,616 in 2004. Interest income from investment securities increased by 1.2% to $7,603 during 2005 from $7,513 in 2004. Interest income from federal funds sold increased by 78.8% to $81 during 2005 from $45 in 2004. Interest expense increased by 22% to $6,247 during 2005 from $5,119 in 2004. Non-interest income, which consists of service charges and other income, increased by 14.7% to $257 during 2005 from $224 in 2004. Non-interest expense, which consists of salaries and employee benefits, occupancy expense and other expense increased by 12.2% to $5,430 during 2005 from $4,841 in 2004. Net earnings after income taxes increased to $2,880 or $0.78 per share in 2005 from $2,685 or $0.72 per share in 2004.
Comparison of year ended December 31, 2004 to the year ended December 31, 2003.
     Kensington Bankshares experienced a decrease in asset growth during 2004. Total assets decreased 6.5% to $268,674 at December 31, 2004 from $287,257 at December 31, 2003. This decrease is primarily attributable to a decrease in securities of $14,880 offset by an increase in loans of $7,700 during the year. Securities available for sale decreased to $5,062 at December 31, 2004 from $5,117 at December 31, 2003, while securities held to maturity decreased 8.8% or $14,826 to $153,338 at December 31, 2004 from $168,163 at December 31, 2003. These decreases are attributable to the decrease in deposit accounts during the year by 4.6%, or $11,665, from $252,111 at December 31, 2003 to $240,446 at December 31, 2004. The decrease in deposits at December 31, 2004 compared to December 31, 2003 was a result of management’s decision not to match competitors’ interest rates on time deposits in the fourth quarter of 2004.
     Total interest income increased 6.2% to $14,174 for the year ended December 31, 2004, from $13,345 for the year ended December 31, 2003. The increase in interest income was primarily due to an increase in loans from 2003 to 2004. The 4.6% decrease in deposits from 2003 to 2004 is attributable to management decisions to slow growth at the end of 2004. Loan interest income in 2004 increased 3.5% to $6,616 from $6,392 in 2003. Interest income from investment securities increased by 8.6% to $7,513 during 2004 from

$6,916 in 2003. Interest income from federal funds sold increased by 18.4% to $45 during 2004 from $38 in 2003. Interest expense decreased by 13.1% to $5,119 during 2004 from $5,891 in 2003. Non-interest income, which consists of service charges and other income, decreased by 34.8% to $224 during 2004 from $344 in 2003 as a result of a decrease in security gains of $175 from $183 in 2003 to $8 in 2004. Non-interest expense, which consists of salaries and employee benefits, occupancy expense and other expense increased by 11.8% to $4,841 during 2004 from $4,332 in 2003. Net earnings after income taxes increased to $2,685 or $0.72 per share in 2004 from $2,029 or $0.55 per share in 2003.
Net Interest Income
     Net interest income is the difference between interest and fees earned on interest earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Accordingly, net interest income depends upon the volume of average earning assets and average interest bearing liabilities and the rates earned or paid on them. Presented on page 7 is an analysis of interest earned on average earning assets and the interest paid on average interest bearing liabilities and the related average rates earned or paid on them.
     Net yield or net interest margin on interest earning assets is net interest revenue, divided by total interest earning assets. This ratio is a measure of the Bank’s effectiveness in pricing interest earning assets and funding them with both interest and non-interest bearing liabilities. The Bank’s net yield increased to 3.46% for the year ending December 31, 2005 compared to 3.18% for the year ending December 31, 2004 and 2.8% for the year ending December 31, 2003. The numerous interest rate increases in 2005 caused rates earned on loans and other interest-earning assets to increase more rapidly than rates paid on the liabilities, primarily deposits, used to fund those assets.
     Net interest income totaled $9,811 for the year ended December 31, 2005, an 8.4% increase from $9,055 at December 31, 2004. Net interest income totaled $7,454 for the year ended December 31, 2003. Average interest earning assets and interest bearing liabilities decreased from $282,143 and $242,770, respectively, for the year ending December 31, 2004 to $279,962 and $229,574, respectively, for the year ended December 31, 2005. Average interest earning assets and interest bearing liabilities were $265,280 and $224,533, respectively, for the year ended December 31, 2003.
Provision for Possible Credit Losses
     The provision for possible credit losses reflects management’s current assessment of risks inherent in the lending process, the level of past due loans and problem assets. In management’s opinion, the allowance for possible credit losses as of December 31, 2005, is adequate to absorb potential losses in the loan portfolio. The ratio of loan loss allowance to total loans was 0.81% as of December 31, 2005 and 1.02% as of December 31, 2004. Although management uses the best information available to make determinations with respect to the allowance for possible credit losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to Kensington Bankshares non-performing or performing loans. Material additions to Kensington Bankshares allowance for possible credit losses would result in a decrease in net income and capital.

Non-Interest Income and Expenses
     Table 13
Non-Interest Income
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Service charges on deposit accounts	$218	$190	$142
Securities gains	3	1	118
Other income	36	33	84

Total non-interest income	$257	$224	$344

     Non-interest income increased $33 to $257 for the year ended December 31, 2005 from $224 for the year ended December 31, 2004. The increases in non-interest income are primarily attributable to increases in service charges on deposit accounts as a result of the $38,242 or 15.9% increase in deposits from December 31, 2004 to December 31, 2005.
     Non-interest income decreased $110 to $224 for the year ended December 31, 2004 from $344 for the year ended December 31, 2003. The decrease in non-interest income from 2003 to 2004 is primarily due to a decrease in securities gains of $117.
     Table 14
Non-Interest Expense
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Salaries and employee benefits	$3,017	$2,536	$2,280
Occupancy expense	589	506	462
Equipment expense	429	453	391
Data processing	312	367	337
Professional and directors fees	288	253	192
Office expense	155	151	154
Advertising and marketing expense	136	89	101
Other expense	504	486	415

Total non-interest expense	$5,430	$4,841	$4,332

     Non-interest expense increased $589 to $5,430 for the year ended December 31, 2005 from $4,841 for the year ended December 31, 2004. The increase in non-interest expenses is attributable to several factors including the hiring of new employees during 2004 and 2005, resulting in an increase in the average number of employees from 57 in 2004 to 65 in 2005, and the overall growth in total assets to $324,654 at December 31, 2005 from $268,674 at December 31, 2004.
     Non-interest expense increased $509 to $4,841 for the year ended December 31, 2004 from $4,332 for the year ended December 31, 2003. The increase in non-interest expenses from 2003 to 2004 is attributable primarily to the hiring of new employees in 2004 and the continued expansion of Kensington Bank’s branch network.
     Due to strong asset growth, expenses as a percent of average assets increased from 1.67% in 2004 to 1.88% for year ended December 31, 2005. Management does not anticipate any significant reductions in non-interest expenses as a percent of average assets.
Income Tax Expense (Benefit)
     The income tax provision for the year ended December 31, 2005 was $1,758, or 37.9% of earnings before income taxes, compared to $1,626, or 37.7% of earnings before income taxes for the year ended December 31, 2004, and $1,234, or 37.8% of earnings before income taxes for the year ended December 31, 2003. The change in the effective tax rates between the years is primarily due to changes in non-deductible permanent differences related to business development expenses.
Asset/Liability Management
     Volatile interest rates have made managing interest rate sensitivity of Kensington Bank’s asset and liability portfolios increasingly important. The principal objectives of asset/liability management are to achieve an optimum and stable net interest margin, after tax return on assets and return on equity capital, as well as to maintain adequate liquidity and capital. In order to accomplish these goals, management attempts to structure Kensington Bank’s balance sheet by shortening maturities of loans and investment securities to match the corresponding maturities of deposits that are being repriced at market rates.
     Kensington Bank has a comprehensive asset/liability management policy. Its main objective is to maintain adequate margins of rate sensitivity and protect capital through the maintenance of liquidity while achieving adequate profitability. Kensington Bank’s asset/liability management committee meets quarterly and consists of the bank’s President and Chief Executive Officer, Executive Vice President/Chief Financial Officer and Senior Loan Officer. Minutes are recorded at the meeting with a copy provided to each member of Kensington Bank’s board of directors.
     Kensington Bank’s asset/liability committee (“ALCO”) report is produced by an outside servicing agent on a quarterly basis. Management provides the servicing agent with all of Kensington Bank’s financial data in order for the servicing agent to complete the report in a timely manner.
     Management of the bank and the board of directors review all of the information provided by the ALCO in assessing exposure of Kensington Bank to interest rate risk. As a part of Kensington Bank’s interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate-sensitive” and monitors Kensington Bank’s interest rate-sensitivity “gap.” An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitive gap is the difference between interest-bearing assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of Kensington Bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.
     The following table sets forth the interest rate-sensitive assets and liabilities of Kensington Bank at December 31, 2005, which are expected to mature or are subject to repricing in each of the time periods indicated. Dollar amounts are presented in thousands.
     Table 15

	Interest Sensitivity Due to Maturing or Repricing
						More
	90 Days	90-180	181 Days			than 5
	or Less	Days	to 1 Year	1-3 Years	3-5 Years	Years	Total
Interest-earning assets:
Federal funds sold	$1,953	$—	$—	$—	$—	$—	$1,953
Investment securities	—	1,000	—	9,060	24,720	149,376	184,156
Loans	37,317	5,946	9,510	53,920	17,377	1,195	125,265

Total interest-earning assets	$39,270	$6,946	$9,510	$62,980	$42,097	$150,571	$311,374

Interest-bearing liabilities:
Interest-bearing demand deposits	$5,889	$1,224	$2,448	$9,792	$9,743	—	$29,096
Savings deposits	633	633	1,266	5,068	5,042	—	12,642
Time deposits	34,696	30,728	46,809	85,889	3,468	—	201,590
Customer repurchase agreements	2,118	—	—	—	—	—	2,118
Securities sold under agreements to repurchase	15,203	—	—	—	—	—	15,203

Total interest-bearing liabilities	$58,539	$32,585	$50,523	$100,749	$18,253	—	$260,649

Interest-sensitivity gap per period	(19,269)	(25,639)	(41,013)	(37,769)	23,844	150,571	50,725
Cumulative gap	(19,269)	(44,908)	(85,921)	(123,690)	(99,846)	50,725
Cumulative ratio of interest
Earning assets to interest-bearing Liabilities	.67	.21	0.19	.63	2.31
Cumulative gap to total assets	(0.06)	(0.14)	(0.26)	(0.38)	(0.31)	.16
Rate Sensitive Assets/Rate Sensitive Liabilities (RSA/RSL)
     Kensington Bank is liability sensitive in each of the measured ranges. Kensington Bank’s 90-day and 180-day forward cumulative RSA/RSL were 0.67% and 0.21% as of December 31, 2005. Kensington Bank’s rate sensitivity is not a significant concern to Bank management because Kensington Bank’s performance in the simulation model of our asset/liability-servicing agent indicates that the risk is not substantial.
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
     Kensington Bank’s liquidity ratios, as calculated using the regulatory formula (essentially liquid assets, except for loans, which can be converted to cash within one year divided by liabilities due within one year) are set forth below as of the dates indicated:
     Table 16

	December 31,
	2005	2004	2003
Liquidity ratio	57.89%	59.18%	65.88%
Net loan to deposit ratio	44.29%	40.05%	35.26%
     Management believes that short-term and long-term liquidity needs can be met by active monitoring of the bank’s asset/liability position. For the year ended December 31, 2005, the bank was able to meets its liquidity needs from the following: Kensington Bank received $54,572 from deposit growth and short-term borrowed funds and $49,180 from maturities and calls of investment securities. These sources of funds were used by Kensington Bank to fund a net increase in loans of $27,765 and the purchase of $75,080 in investment securities. Additionally, Kensington Bank has available, if needed, $11,000 of federal funds lines of credits with correspondent banks.
     Since inception, in anticipation of a continued decline in interest rates, it has been the policy of the bank to pursue the sale of short-term time deposits. As a result, a significant portion of the bank’s time deposits mature in 2006 and 2007. The banks asset/liability policy enables management to continuously evaluate its interest rate exposure and use various strategies to manage interest rate risks. With regard to time deposits, management can adjust interest rates paid on new or renewing certificates of deposit, set withdrawal penalties at levels to discourage early withdrawals and eliminate any dependency on public funds from government agencies. Since time deposits are a competitive product among banks, the most common method for managing interest rate exposure is to increase or decrease interest rate pricing as the need for funds increases or decreases. Therefore, Kensington Bank does not expect any adverse effect from early withdrawals or the non-renewing of time deposits. If, for some reason, a significant portion of the short-term time deposits were not renewed or covered by the sale of new time deposits, Kensington Bank would be required to sell a portion of its investment securities to meet the payment of such obligations.
     In accordance with risk-based capital guidelines by the FDIC Rules and Regulations, Kensington Bank is expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least four percentage points should be in the form of core capital (Tier I).
     A bank is considered well capitalized if it has a total risk-based capital ratio of 10% or greater; and has a Tier I risk-based capital ratio of 6% or greater; and has a leveraged ratio of 5% or greater (8% for banks in operation for less than three years) and is not subject to any corrective agreement or order.

     The following table summarizes the risk-based and leverage ratios of Kensington Bankshares as of December 31, 2005 (dollars in thousands):
     Table 17

Tier I Capital
Common Shareholders’ equity less intangible assets	$27,426
Tier II Capital
Allowance for possible credit loss	1,017

Total Capital	$28,443

Risk-adjusted assets	$171,473
Risk-based capital ratios:
Tier I Capital	15.99%
Total Capital	16.59%
Leverage Ratio	9.75%
     The various components of Kensington Bankshares regulatory capital and certain ratios are shown below on the dates indicated (dollars in thousands):
     Table 18

	December 31,
	2005	2004	2003
Equity capital	$27,426	$26,940	$24,194
Allowance for possible credit loss	$1,017	$1,000	$900
Primary capital	$28,443	$27,940	$25,094
Primary capital to total assets	8.76%	10.40%	8.74%
Equity capital to total assets	8.45%	10.03%	8.42%
Contractual Obligations
     Kensington Bankshares has contractual obligations to make future payments on lease agreements. These operating lease obligations for office space and equipment are not recorded on the consolidated statements of financial condition. Kensington Bankshares has no unconditional purchase obligations or other long-term obligations. These lease obligations are more fully discussed in Note 5 of the Consolidated Financial Statements in this annual report.
     In addition, at December 31, 2005, Kensington Bankshares had recorded approximately $1.4 million in construction in process related to completion of two new branch facilities. Additional costs to complete the facilities are anticipated to be $300,000.

Credit Extension Commitments
     Many of Kensington Bankshares lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded on Bankshares Consolidated Statements of Financial Condition. These commitments are more fully discussed in Note 14 of the Consolidated Financial Statements in this annual report.
Accounting Pronouncements
     Statement of Financial Accounting Standards No.123R, “Share Based Payments” establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R applies to new awards and towards modified, repurchased, or cancelled awards in fiscal years beginning after December 15, 2005. Kensington Bankshares plans to transition to fair value based accounting for stock based compensation using a prospective application effective January 1, 2006.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No.154, “Accounting For Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Kensington Bankshares does not expect the provisions of SFAS 154 to have a significant impact on its results of operations.
     In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be recognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. Kensington Bankshares does not expect the provisions of this exposure draft to have a significant impact on its results of operations.
     On March 17, 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“Statement 156”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value method. The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically. The fair value method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income. This Statement is to be adopted in the first fiscal year that begins after September 15, 2006 and early adoption is permitted. An entity can elect the fair value method at the beginning of any fiscal year provided that interim financial statements have not been issued. However, once the fair value election is made, an entity cannot revert back to the amortization method. Kensington Bankshares is currently reviewing the potential impact of this Statement, as well as the accounting alternatives available.
Effects of Inflation
     As is the case with most financial institutions, Kensington Bank’s monetary assets exceed monetary liabilities. Thus, a loss in purchasing power occurs during periods of high inflation. Inflation impacts the interest rate structure. The effect of inflation on Kensington Bank’s non-monetary assets (primarily premises and equipment) has not been material.
Net Unrealized Depreciation on Available-For-Sale (AFS) Securities
     Investment securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Other investment securities are classified as available-for-sale and are reported at fair value. As of December 31, 2005, Kensington Bank would have incurred a net loss after tax effect of $1.8 million if it had sold and liquidated its entire investment portfolio. Each month Kensington Bank reprices its investment portfolio and by book entry makes the current market price adjustment to net unrealized gains/losses for all securities classified as available-for-sale. The effect of this would decrease Kensington Bankshares’ primary capital to total assets as of December 31, 2005 to 8.21% from 8.76% and equity capital to total assets to 7.89% from 8.45%.
Item 7. Financial Statements
     The information required by this Item is found immediately following the signature page of this Report.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8a. Controls and Procedures
     Kensington Bank’s principal executive officer and principal financial officer evaluated the bank’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this Annual Report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of Kensington Bankshares concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the company were adequate to ensure that information required to be disclosed by the company, including its consolidated subsidiary, in reports that Kensington Bankshares files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Kensington Bankshares has not made any significant changes to its internal controls subsequent to the

Evaluation Date. Kensington Bankshares has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.
Item 8b. Other Information
     On March 6, 2006, Kensington Bankshares announced that it had signed a definitive agreement to merge with and into Superior Bancorp, a Delaware-charted thrift holding company headquartered in Birmingham, Alabama. Superior Bancorp offers a broad range of banking and related services through Superior Bank (formerly known as The Bank), a federal savings bank. Under the terms of the merger agreement, Superior Bancorp has agreed to issue 1.60 shares of its common stock for each outstanding share of Kensington Bankshares common stock. Based on recent closing prices per share for Superior Bancorp common stock, the transaction would be valued at approximately $71.2 million. The actual value at consummation will be based on Superior Bancorp share price at that time. Completion of the merger is subject to approval by the shareholders of both corporations, to the receipt of required regulatory approvals and to the satisfaction of usual and customary closing conditions.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     The following table sets forth the names and ages of the directors and executive officers of Kensington Bankshares and Kensington Bank (Each, a “Director” and/or “Officer”), the positions and offices that each Director and Officer, and the period during which each served in such positions and offices.

		Position
		Kensington	Kensington
Name	Age	Bankshares	Bank
Gerald K. Archibald (1)(3)(4)(5)	66	President, Chief Executive Officer and Chairman	President, Chief Executive Officer and Chairman
William R. Bender, Jr.(1)(2)(3)(4)	59	Secretary and Treasurer	Executive Vice President and Chief Financial Officer, Secretary and Director
Gary L. Blackwell (1)(3)(4)(5*)	62	Director	Director
Bryan Gates (2)(5)	62		Director
Ronald S. Hockman (1)(2)	54	Director	Director
D. Dewey Mitchell (1)(2)(5)	49	Director	Director

*	Alternate

(1)	Member of Executive Committee of Bank.

(2)	Member of Audit Committee of Bank. The Audit Committee assists the Board in such areas as accounting and financial reporting practices, internal controls and compliance with financial policies of Kensington Bank.

(3)	Member of the Executive Management Loan Committee of the Bank.

(4)	Member of Investment Committee of Bank.

(5)	Member of Compensation Committee of Bank.
     Directors of Kensington Bankshares are elected for one-year terms. Kensington Bank has a staggered board and its directors are elected for three-year terms.
     Gerald K. Archibald. Mr. Archibald may be deemed the founder of Kensington Bankshares and Kensington Bank and has been President, Chief Executive Officer and Chairman of the Board of each since their inception. Mr. Archibald began his career in banking in 1961 as a bank examiner with the State of Florida. In 1967, he went to work for Peoples Bank, Tampa, Florida serving as Executive Vice President/ Cashier. From 1985 to 1998, Mr. Archibald served as President, Chief Executive Officer, and Chairman of Village Bank of Florida when it was sold to Regions Bank. Mr. Archibald resides in Lutz, Florida.
     William R. Bender, Jr. Mr. Bender has been the Secretary and Treasurer of Kensington Bankshares since its inception and Executive Vice President, Chief Financial Officer and director of Kensington Bank since its inception. Prior thereto, he was Senior Executive Vice President and Chief Financial Officer of Village Bank of Florida from 1985 to 1998 when it was sold to Regions Bank. He is a graduate of the University of South Florida and prior to joining Village Bank worked as a bank examiner with the State of Florida from 1974 to 1985. Mr. Bender resides in Tampa, Florida.
     Gary L. Blackwell. Mr. Blackwell has been a real estate developer, builder and investor for over 39 years in the Tampa Bay area. He holds a real estate license, general contractor, electrical contractor and plumbing contractor licenses. He has served as a director on the boards of Ellis First National Bank, New Port Richey, Florida; Bank of Pasco County, New Port Richey, Florida; First National Bank of the South, Wesley Chapel, Florida; and Village Bank of Florida, Tampa, Florida. He has been a director of Kensington Bankshares and Kensington Bank since each company’s inception. Mr. Blackwell resides in New Port Richey, Florida.
     Bryan Gates. Mr. Gates is a federally authorized tax practitioner, tax advisor and since 1973 is the owner of Tax Analysis Advisory Services, Inc. From 1963 to 1972, he served with the Internal Revenue Service in a variety of positions. He has written and lectured extensively on tax issues. In addition, Mr. Gates has both authored and edited several authoritative tax guides. He is a graduate of Florida State University, Tallahassee, Florida and also holds a real estate broker’s license. He has been a director of First Kensington Bank since its inception. Mr. Gates resides in Clearwater, Florida.
     Ronald S. Hockman. Mr. Hockman has been involved in the field of insurance since completing his military career as a member of the U.S. Navy in 1972. In 1977, he joined the Harmon Insurance Agency, Inc. as an insurance agent and in 1981 he purchased the company. The company is now known as Hockman Lackey Insurance, Inc. and specializes in commercial and industrial insurance. He has been a director of Kensington Bankshares and Kensington Bank since January 2002. Mr. Hockman resides in Tampa, Florida.
     D. Dewey Mitchell. Mr. Mitchell is a realtor and has been President of Prudential Tropical Realty in New Port Richey, Florida since 1984. He is a graduate of the University of Alabama in Tuscaloosa, Alabama and holds a Certified Commercial Investment Member certification from the National Association of Realtors. He served as a director of Village Bank of Florida from 1990 to 1992 and a director of Barnett Bank of Pasco from 1992 to 1998. He has been a director of Kensington Bankshares and Kensington Bank since each company’s inception. Mr. Mitchell resides in New Port Richey, Florida.

Key Employees
     Arthur E. Williams, 64, has been employed by the Bank since September 2000. He currently serves as Senior Vice President and Chief Operations Officer and is responsible for all areas of the Bank’s operations. Prior to joining the Bank, Mr. Williams was Vice President of Operations for Mercantile Bank Leasing in St. Petersburg, Florida from October 1997 to September 2000. From January 1989 to September 1996, Mr. Williams served as Senior Vice President and Senior Operations Officer at The Village Bank of Florida in Tampa, Florida. Mr. Williams holds a Bachelor Degree in Management from the University of South Florida, Tampa, Florida.
     Michael R. Nemetz, 56, has been employed by the Bank since November 2001. He currently serves as a Senior Vice President and Loan Officer and is responsible for developing corporate, commercial, and real estate loan activity. Prior to moving to Florida, Mr. Nemetz served as an officer and commercial lender for several banks in Connecticut and Ohio. From December 1999 to June 2001, Mr. Nemetz was a Vice President and Commercial Lender for The Terrace Bank of Florida in Tampa, Florida. Mr. Nemetz holds a Bachelor of Arts Degree from Sacred Heart University in Fairfield, Connecticut.
Audit Committee
     Kensington Bankshares has an Audit Committee consisting of Messrs. Bender, Gates, Hockman and Mitchell (as such term is defined in the NASDAQ listing standards currently in effect and applicable to Kensington Bankshares). Each of the members is independent with the exception of Mr. Bender, the Bank’s Chief Financial Officer, who is a non-voting member of the Committee. Kensington Bankshares does not have an Audit Committee “financial expert” serving on its Audit Committee. None of its independent directors fit the definition of financial expert as set forth in Rule 406 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934. The background and experience of each of the Audit Committee members is more fully disclosed in their biographies above.
Code of Ethics
     Kensington Bankshares has adopted a code of ethics that applies to its principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code of Ethics”). The Code of Ethics is designed to deter wrongdoing, and to promote the following:
•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer.

•	Compliance with applicable governmental laws, rules and regulations.

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code.

•	Accountability for adherence to the code.

Indemnification
     As permitted by the Florida Business Corporation Act, Kensington Bankshares By-laws provide for the indemnification of its officers and directors to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was an officer or director of Kensington Bankshares, against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually or reasonably incurred by such person or in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of Kensington Bankshares and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
Stock Option Plan
     We adopted an Incentive and Non-Statutory Stock Option Plan effective April 9, 2001, under which 350,000 shares of common stock were reserved for issuance upon exercise of stock options. The Plan was amended effective November 2, 2005 when the Shareholders approved the following amendments: (1) increased the amount of shares of common stock in the plan by 250,000, from 350,000 to 600,000; (2) increased the number of option shares a non-employee director may be granted to purchase in the aggregate up to 30,000 shares of the Company’s common stock; and (3) stated the purchase price per share of the common stock under each Incentive Option and each Non-statutory Option shall be specified by the board of directors at the time the option is granted and shall not be less than fair market value of the shares of common stock on the date the option is granted. The plan is designed as a means to retain and motivate key employees. The Board of Directors administers and interprets the plan. Options may be granted to all employees and directors of Kensington Bankshares and Kensington Bank, and others who perform services for Kensington Bankshares and Kensington Bank.
     The Plan provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code) and non-statutory (non-incentive) stock options. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of five years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution.
     In December 2005, options were granted to directors for the purchase of 150,000 shares of common stock and to employees for the purchase of 61,650 shares of common stock. These options are exercisable at $8.50 per share, the fair market value on the date of grant as determined by the Board at approximately 115% of book value. In addition, all options expire five years from the date of grant and become exercisable 10% for the first three years from date of grant and fully vested and exercisable four years from date of grant.

     The following table summarizes certain information about Kensington Bankshares stock option plan as of December 31, 2005.

Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of	outstanding options,	under equity
Plan Category	outstanding options	warrants and rights	compensation plans
Equity Compensation Plan Approved by Security Holders

Incentive and Non-Statutory Stock Option Plan	328,750	$8.14	270,750
Item 10. Executive Compensation
     Kensington Bankshares pays no compensation to its executive officers. All compensation is paid by Kensington Bank. The following table provides information with respect to aggregate direct remuneration paid by Kensington Bank to the officers listed below whose aggregate remuneration from Kensington Bank exceeded $100,000 during 2005, 2004, and 2003. Remuneration information is also provided with respect to Kensington Bank’s executive officers as a group.

	Annual Compensation
					Long Term
					Compensation
					Award/Shares
					Underlying
Name and Principal Position	Year	Salary		Bonus	Options Granted
Gerald K. Archibald, President (1) President and	2005	$261,368	(2)	$25,000	30,000
CEO of Kensington Bankshares and Kensington Bank	2004	198,265		25,000	5,000
	2003	187,750		25,000	5,000

Arthur E. Williams, Senior Vice President and	2005	100,044		3,000	25,000
Chief Operations Officer of Kensington Bank	2004	—		—	17,500
	2003	—		—	17,500

Michael Nemetz, Senior Vice President of	2005	95,907		5,000	12,500
Kensington Bank	2004	—		—	7,500
	2003	—		—	7,500

(1)	Kensington Bank has a $500,000 key-man life insurance policy on Mr. Archibald, payable to Kensington Bank.

(2)	Includes directors’ fees of $21,000 in 2005, $12,750 in 2004 and $12,750 in 2003. Directors of Kensington Bankshares, Inc. and Kensington Bank receive a fee of $1,000 per board meeting and $250 per bank committee meetings attended.

Option Grants In Last Fiscal Year

	Number of Securities	Percent of Total Options
	Underlying Options	Granted to Employees in	Exercise	Expiration
Name	Granted	Fiscal Year	Price	Date
Gerald K. Archibald	25,000	40.5%	$8.50	December 2010
Arthur E. Williams	7,500	12.2%	8.50	December 2010
Michael Nemetz	5,000	8.1%	8.50	December 2010
Year End Option Values

	Number of Securities Underlying	Value of Unexercised
	Unexercised Options	In-the-Money Options at Year-End
Name	Exercisable/Unexercisable	Exercisable/Unexercisable
Gerald K. Archibald	30,000/0	$227,700/0
Arthur E. Williams	25,000/0	$189,750/0
Michael Nemetz	12,500/0	$94,875/0
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth as of December 31, 2005, information with respect to the beneficial ownership of the common stock by (i) each person who is known by Kensington Bankshares to be the beneficial owner of more than 5% of Kensington Bankshares’ outstanding shares of common stock, (ii) each director and executive officer of Kensington Bankshares and (iii) all directors and executive officers of Kensington Bankshares as a group. Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power with respect to the shares of common stock beneficially owned.

	Number and Percent of Shares
	Beneficially Owned
Name and Address	Number	Percent
Gerald K. Archibald(a)	304,977	7.14
William R. Bender, Jr.(a)	19,250	0.50
Gary L. Blackwell	274,372	7.39
6915 SR 54 New Port Richey, Florida 34653
Ronald S. Hockman	164,827	4.44
3438 Colwell Avenue Tampa, Florida 33614
D. Dewey Mitchell	158,894	4.28
4532 US Highway 19, 2nd Floor New Port Richey, Florida 34652
Carl Minieri	200,000	5.39
29656 US Highway 19 No. Clearwater, Florida 33761
Joseph Idicula, M.D.	200,000	5.39
10065 Cortez, Boulevard Brooksville, Florida 34613
Director and executive officers as a group (5 persons)	922,320	24.85

(a)	The address of Messrs. Archibald and Bender is the address of Kensington Bankshares executive offices, 13246 N. Dale Mabry Highway, Tampa, Florida 33618.
Item 12. Certain Relationships and Related Transactions
     Kensington Bankshares directors and their affiliates, including corporations and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of Kensington Bank. These persons, corporations and firms have had transactions in the ordinary course of business with Kensington Bank, including borrowing of material amounts, all of which, in the opinion of management, were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than normal risk of collectability or present other unfavorable features. The aggregate amount of loans outstanding by the subsidiary Bank to directors, officers and related parties of Kensington Bankshares and Bank as of December 31, 2005, was $1,438,837.
     All such transactions conform to the restrictions and limitations imposed by the Financial Institutions Regulatory and Interest Rate Control Act of 1978. For a discussion of the restrictions and limitations imposed by that act, see “Description of Business — Supervision and Regulation.”

PART IV
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Index to Exhibits

3.1	Articles of Incorporation of Kensington Bankshares, Inc.*
3.2	By-Laws of Kensington Bankshares, Inc.*
10.1	Copy of Agreement for Stock Exchange between the Registrant and First Kensington Bank*
10.2	Copy of Registrant’s Incentive and Non-Statutory Stock Option Plan*
10.2a	Copy of Amendment to Registrant’s Incentive and Non-Statutory Stock Option Plan
10.3	Copy of Agreement and Plan of Merger by and between Kensington Bankshares, Inc. and The Banc Corporation dated as of March 6, 2006.
10.4	Code of Ethics
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of the Principal Executive Officer.
32.2	Section 1350 Certification of the Principal Financial Officer.

*	Filed as Exhibits to the Company’s Registration Statement on Form SB-2 (File No. 333-89952) ordered effective August 7, 2002.
(b) Financial Statement Schedule
     None
(c) Reports on Form 8-K
     None
Item 14. Principal Accountant Fees and Services
     In May 2006, the Company engaged Harper & Pearson Company, P.C. to serve as its principal accountant for the fiscal years ending December 31, 2005, 2004, and 2003 and dismissed Saltmarsh, Cleaveland & Gund, CPAs as the Company’s principal accountant. The SEC requires that accounting firms auditing financial statements included in reports filed under the Securities Exchange Act of 1934 be registered with the Public Company Accountant Oversight Board (“PCAOB”). Saltmarsh, Cleaveland & Gund has elected not to register with the PCAOB. Therefore, a decision to change independent public accountants was made by the Audit Committee of the Company’s Board of Directors as a result of Kensington Bankshares’ requirement to file reports with the SEC.
     The following table sets forth the fees that will be billed to the Company for the years ended December 31, 2005, 2004, and 2003 by Harper & Pearson Company, P.C.:

Audit fees	$125,000
Audit-related fees	—
Tax fees	—
All other fees	—

Total Fees	$125,000

Audit Fees
     Audit fees represent fees billed by Harper & Pearson Company, P.C. for professional services rendered in connection with the (1) audit of the Company’s annual financial statements for 2005, 2004, and 2003 and (2) review of the financial statements included in the Company’s quarterly filings on Form 10-QSB for the quarter ended March 31, 2006 and annual filings on Form 10-KSB.
Audit-Related Fees
     Audit-related fees represent fees for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements and not included in “Audit Fees” above. There were no audit-related fees billed in 2005, 2004, and 2003.
Tax Fees
     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Harper & Pearson & Company, P.C. for tax compliance, tax advice, and tax planning. There were no tax fees billed in 2005, 2004, and 2003, as the Company utilized the services of another CPA firm to complete and file the Company’s State and Federal tax returns.
All Other Fees
     The Company was not billed any other fees during 2005, 2004, and 2003 by Harper & Pearson Company, P.C.

SIGNATURES
     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.
Date: July 7, 2006

KENSINGTON BANKSHARES, INC.
By:	/s/ Gerald K. Archibald
Gerald K. Archibald
President & CEO

By:	/s/ William R. Bender, Jr.
William R. Bender, Jr.
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on July 7, 2006:

Signatures	Title
/s/ Gerald K. Archibald Gerald K. Archibald	Director
/s/ Gary L. Blackwell Gary L. Blackwell	Director
/s/ D. Dewey Mitchell D. Dewey Mitchell	Director
/s/ Ronald S. Hockman Ronald S. Hockman	Director

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors
Kensington Bankshares, Inc.
  and Subsidiary
Tampa, Florida
We have audited the accompanying consolidated statements of financial condition of Kensington Bankshares, Inc. and Subsidiary as of December 31, 2005, 2004, and 2003 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kensington Bankshares, Inc. and Subsidiary as of December 31, 2005, 2004, and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Harper & Pearson Company, P.C.
Houston, Texas
July 7, 2006

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
ASSETS

Cash and due from banks	$5,177,112	$3,527,305	$4,297,610
Interest-bearing deposits due from banks	—	62,189	61,519
Federal funds sold	1,953,326	4,279,612	14,865,821

Cash and cash equivalents	7,130,438	7,869,106	19,224,950
Securities available for sale	—	5,062,000	5,117,200
Securities held to maturity	184,025,332	153,337,768	168,163,298
Loans, net of unearned fees	125,534,310	97,770,318	90,070,413
Less allowance for possible credit losses	1,016,738	1,000,000	900,000

Loans, net	124,517,572	96,770,318	89,170,413
Accrued interest receivable	2,606,687	2,163,940	2,484,674
Premises and equipment, net	5,609,780	3,101,276	2,627,313
Deferred tax assets	247,887	232,708	252,858
Other real estate	407,951	—	—
Other assets	108,733	136,561	216,742

Total Assets	$324,654,380	$268,673,677	$287,257,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing demand deposits	$35,801,529	$29,313,370	$15,167,580
Interest-bearing demand deposits	29,096,458	36,405,899	30,434,468
Savings deposits	12,621,732	17,315,151	12,081,108
Time deposits	201,168,004	157,411,626	194,427,405

Total deposits	278,687,723	240,446,046	252,110,561

Securities sold under agreements to repurchase	15,203,225	—	9,737,000
Customer repurchase agreements	2,118,072	990,865	937,660
Dividends payable	742,100	—	—
Accrued interest payable	315,191	169,541	239,125
Accrued expenses and other liabilities	161,572	126,962	39,162

Total liabilities	297,227,883	241,733,414	263,063,508

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized, 3,710,500, 3,710,000, and 3,710,000 shares issued and outstanding in 2005, 2004, and 2003, respectively	37,105	37,100	37,100
Additional paid-in capital	21,111,647	21,107,902	21,107,902
Retained earnings	6,277,745	5,809,458	3,124,810
Accumulated other comprehensive loss	—	(14,197)	(75,872)

Total stockholders’ equity	27,426,497	26,940,263	24,193,940

Total Liabilities and Stockholders’ Equity	$324,654,380	$268,673,677	$287,257,448

See accompanying notes to
consolidated financial statements.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
Interest Income:
Loans receivable and fees on loans	$8,373,575	$6,615,483	$6,391,823
Investment securities	7,603,142	7,512,796	6,915,633
Federal funds sold	81,306	45,483	37,961

Total interest income	16,058,023	14,173,762	13,345,417

Interest Expense:
Deposits	5,896,781	5,026,451	5,738,653
Other borrowed funds	349,869	92,630	152,792

Total interest expense	6,246,650	5,119,081	5,891,445

Net interest income	9,811,373	9,054,681	7,453,972

Provision for Possible Credit Losses	—	127,151	203,000

Net interest income after provision for possible credit losses	9,811,373	8,927,530	7,250,972

Noninterest Income:
Service charges on deposit accounts	218,446	190,429	141,651
Securities gains	2,500	606	118,244
Other income	36,108	33,094	84,002

Total noninterest income	257,054	224,129	343,897

Noninterest Expense:
Salaries and employee benefits	3,016,581	2,536,363	2,279,629
Occupancy expense	589,490	505,861	462,452
Equipment expense	429,447	452,691	391,288
Data processing	311,542	366,998	336,498
Professional and director fees	287,441	253,281	191,291
Office expense	155,220	150,554	154,174
Advertising and marketing expense	136,538	88,656	100,974
Other expenses	504,102	486,552	415,425

Total noninterest expense	5,430,361	4,840,956	4,331,731

Income Before Income Tax Expense	4,638,066	4,310,703	3,263,138

Income Tax Expense	1,758,104	1,626,055	1,233,985

Net Income	$2,879,962	$2,684,648	$2,029,153

Earnings Per Share
Basic	$0.78	$0.72	$0.55

Diluted	$0.77	$0.72	$0.55

See accompanying notes to
consolidated financial statements.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

					Accumulated
					Other
	Number		Additional		Comprehensive
	of	Common	Paid-in	Retained	Income
	Shares	Stock	Capital	Earnings	(Loss)	Total
Balance, January 1, 2003	3,710,000	$37,100	$21,107,902	$1,095,657	$58,824	$22,299,483

Net income				2,029,153		2,029,153

Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax of $84,322					(134,696)	(134,696)

TOTAL COMPREHENSIVE INCOME						1,894,457

Balance, December 31, 2003	3,710,000	37,100	21,107,902	3,124,810	(75,872)	24,193,940

Net income				2,684,648		2,684,648

Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax of $38,609					61,675	61,675

TOTAL COMPREHENSIVE INCOME						2,746,323

Balance, December 31, 2004	3,710,000	37,100	21,107,902	5,809,458	(14,197)	26,940,263

Net income				2,879,962		2,879,962

Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax of $8,888					14,197	14,197

TOTAL COMPREHENSIVE INCOME						2,894,159

Exercise of stock option	500	5	3,745			3,750

Cash dividends paid, $.45 per share				(1,669,575)		(1,669,575)

Cash dividends declared, $.20 per share				(742,100)		(742,100)

Balance, December 31, 2005	3,710,500	$37,105	$21,111,647	$6,277,745	$—	$27,426,497

See accompanying notes to
consolidated financial statements.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
Cash Flows From Operating Activities:
Net Income	$2,879,962	$2,684,648	$2,029,153
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	327,573	322,951	299,405
Provision for possible credit losses	—	127,151	203,000
Deferred tax benefit	(24,067)	(18,459)	(13,203)
Net amortization of securities	299,923	1,630,837	2,105,102
Securities gains	(2,500)	(606)	(118,244)
Changes in -
Accrued interest receivable	(442,747)	320,734	679,181
Other assets	27,828	80,181	5,892
Accrued interest payable and other liabilities	180,260	18,216	(86,756)

Net cash provided by operating activities	3,246,232	5,165,653	5,103,530

Cash Flows From Investing Activities:
Purchases of available for sale securities	(4,997,500)	—	(7,830,156)
Purchases of held to maturity securities	(70,082,402)	(144,686,286)	(252,461,006)
Proceeds from sales of available for sale securities	5,000,000	550,000	7,468,750
Proceeds from maturities and calls of available for sale securities	5,000,000	—	28,990,000
Proceeds from maturities and calls of held to maturity securities	39,180,000	157,487,069	232,811,791
Net increase in loans	(27,747,254)	(7,727,056)	(9,600,601)
Purchase of other real estate	(407,951)	—	—
Purchase of premises and equipment	(2,836,077)	(796,914)	(297,106)

Net cash (used in) provided by investing activities	(56,891,184)	4,826,813	(918,328)

Cash Flows From Financing Activities:
Net (decrease) increase in demand and savings deposits	(5,514,701)	25,351,264	16,832,364
Net increase (decrease) in time deposits	43,756,378	(37,015,779)	(2,968,620)
Net increase (decrease) in securities sold under agreements to repurchase	15,203,225	(9,737,000)	(263,000)
Net decrease in federal funds purchased	—	—	(1,000,000)
Net increase in customer repurchase agreements	1,127,207	53,205	74,603
Proceeds from common stock options exercised	3,750	—	—
Dividends paid	(1,669,575)	—	—

Net cash provided by (used in) financing activities	52,906,284	(21,348,310)	12,675,347

Net Change in Cash and Cash Equivalents	(738,668)	(11,355,844)	16,860,549

Cash and Cash Equivalents at Beginning of Year	7,869,106	19,224,950	2,364,401

Cash and Cash Equivalents at End of Year	$7,130,438	$7,869,106	$19,224,950

Supplemental Disclosures of Cash Flow Information:

Interest paid on deposits	$5,776,149	$5,081,699	$5,789,572

Other interest paid	$324,851	$106,966	$152,800

Income taxes paid	$1,775,030	$1,639,258	$1,102,097

See accompanying notes to
consolidated financial statements.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization:
Kensington Bankshares, Inc. (the “Company”) is a one-bank holding company. The Company owns 100% of the outstanding common stock of First Kensington Bank (the “Bank”).
     Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.
     Nature of Business:
The Bank operates eleven branch facilities and provides a full range of banking services to individuals and businesses in the Tampa Bay area. The Bank is chartered as a state bank in Florida and therefore is regulated by various Federal and State agencies and is subject to periodic examinations by those regulatory authorities.
     Summary of Significant Accounting and Reporting Policies
The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles (GAAP) in the United States and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:
     Use of Estimates:
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible credit losses.
The allowance for possible credit losses is maintained at a level, which, in management’s judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. In connection with the determination of the estimated losses on loans, management will obtain independent appraisals for significant collateral.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     Use of Estimates (Continued):
While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions and changes in the capacity of borrowers’ to repay their debts. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is possible that the estimated losses on loans may change materially in the near term. However, the amount of the change cannot be estimated.
     Cash Equivalents:
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits due from banks, and Federal funds sold, all of which mature within 90 days.
     Cash and Due from Banks:
The Bank, as a member of the Federal Reserve System, is required to maintain reserves for the purpose of facilitating the implementation of monetary policy. These reserves may be maintained in the form of balances at the Federal Reserve Bank or vault cash. The Bank’s reserve requirement was $2,210,000 at December 31, 2005. Accordingly, cash and due from bank balances were restricted to that extent.
A significant portion of cash and cash equivalents are maintained with the Federal Reserve Bank. Other cash deposits are maintained with major financial institutions in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. In monitoring this credit risk, the Bank periodically evaluates the stability of the financial institutions with which they have deposits. The Bank had deposits in correspondent financial institutions in excess of the amount insured by agencies of the federal government in the amounts of $1,903,326 $4,291,836 and $14,877,382 at December 31, 2005, 2004 and 2003, respectively.
     Investment Securities:
Investments in debt securities for which the Bank has both the ability and intent to hold to maturity are classified as investments held to maturity and are stated at amortized cost. Investments in securities which management believes may be sold prior to maturity are classified as investments available for sale and are stated at fair value. Securities within the available for sale portfolio may be used as part of the Bank’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Unrealized net gains and temporary losses are excluded from income and reported as a separate component of stockholders’ equity in accumulated other comprehensive income. Realized gains and losses from sales of investments available for sale are recorded in earnings as a separate component of non-interest income or expense using the specific identification method. The Bank does not have trading securities.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     Investment Securities(Continued):
Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. However, management believes that based upon the credit quality of the debt securities and the Bank’s intent and ability to hold the securities until their recovery, none of the unrealized losses on securities should be considered other than temporary.
Interest income earned on securities are recognized in interest income, including amortization of premiums and accretion of discounts computed using the interest method. Realized gains and losses on securities are computed based upon specifically identified amortized cost and are reported as a separate component of noninterest income or expense.
     Investment Risk:
The Bank’s investments potentially subject the Bank to various levels of risk associated with economic and political events beyond management’s control. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future involves the consideration of current and anticipated conditions and their potential effects on the Bank’s investments. In determining fair value of these investments, management obtains information, which is considered reliable, from third parties in order to value its investments. Due to the level of uncertainty related to changes in the value of investment securities, it is possible that changes in risks could materially impact the amounts reflected herein.
     Concentrations of Credit:
Generally all of the Bank’s loans, commitments, and letters of credit have been granted to customers who are in the Bank’s market area, which is primarily the Tampa Bay Area. The Bank’s loans are generally secured by specific items of collateral including cash and marketable securities, real property, consumer assets, and business assets. A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent on economic conditions in the location where the borrower or the borrower’s property is located. Concentrations of credit by type of loan are set forth in Note 3. It is the Bank’s policy to not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limit as defined by federal banking regulations.
     Interest Rate Risk:
The Bank is principally engaged in providing short-term commercial loans with interest rates that fluctuate with various market indices and intermediate-term, fixed rate real estate loans. These loans are primarily funded through short-term demand deposits and longer-term certificates of deposit with fixed rates. Deposits that are not utilized to fund loans are invested in securities that meet the Bank’s investment quality guidelines. Unrealized investment gains and losses resulting from changing market interest rates on the Bank’s available for sale portfolio are reflected in other comprehensive income.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     Loans:
Loans are stated at unpaid principal balances, less deferred fees and the allowance for possible credit losses. Loan origination and commitment fees, less management’s estimation of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight line method, which approximates the interest method.
     Non-Performing and Past Due Loans:
Non-performing loans are loans which have been categorized by management as non-accrual because collection of interest is doubtful or which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.
When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on non-accrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan.
When a loan is placed on non-accrual status or identified as impaired, interest accrued during the current year prior to the judgment of uncollectibility, is charged to operations. Interest accrued during prior periods that has not been paid by the borrower is generally charged to the allowance for possible credit losses. Any payments received on non-accrual loans are applied first to outstanding principal amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Impaired loans are defined as loans for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for possible credit losses related to impaired loans is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. The Bank did not have any restructured loans at December 31, 2005, 2004, and 2003.
     Allowance for Possible Credit Losses:
The allowance for possible credit losses is a valuation allowance available for losses incurred on loans and other commitments to extend credit. All losses are charged to the allowance for possible credit losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     Allowance for Possible Credit Losses (Continued):
The allowance for possible credit losses consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price, of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Based on these estimates, an amount is charged to the provision for possible credit losses and credited to the allowance for possible credit losses in order to adjust the allowance to a level determined by management to be adequate to absorb losses.
Management’s judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses, and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; results of examinations of the loan portfolio through an external review; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating, or other conditions beyond the Bank’s control.
It should be understood that estimates of possible credit losses involve judgment. While it is possible that in particular periods the Bank may sustain losses which are substantial relative to the allowance for possible credit losses, it is the judgment of management that the allowance for possible credit losses reflected in the statements of financial condition are adequate to absorb losses which may exist in the current loan portfolio.
     Premises and Equipment:
Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease plus renewal options. Land is carried at cost. Gains and losses on dispositions are included in other income or other expense.
     Advertising Costs:
The Company expenses the cost of advertising when those costs are incurred.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     Real Estate Acquired Through Foreclosure:
Real estate acquired through foreclosure is recorded at the fair value of the property less any selling costs, as applicable, at the time of foreclosure. Carrying amounts are reduced to reflect this value through charges to the allowance for possible credit losses. Subsequent to foreclosure, real estate is carried at the lower of its new cost basis or fair value, less estimated costs to sell. Subsequent adjustments to reflect declines in value below the recorded amounts are recognized and are charged to expense in the period such determinations are assessed. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other noninterest expense. The Bank held no real estate acquired through foreclosure at December 31, 2005, 2004, and 2003.
     Income Taxes:
Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between financial and income tax methods of recording the allowance for possible credit losses and depreciation expense. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
     Share-Based Compensation:
The Company utilizes the intrinsic value method for its stock compensation plans. Under the provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”, no compensation cost is recognized for the options granted in which the exercise price was equal to or greater than the estimated market value price on the date of grant. The company granted all options at a price equal to or greater than the estimated market price at the date of grant and therefore no compensation expense has been recorded. The proforma disclosures required by SFAS No. 123 are included in Note 11.
     Earnings Per Share of Common Stock:
Basic earnings per common share is calculated by dividing net earnings available for common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available for common stockholders by the weighted average number of common and potentially dilutive common shares. Stock options are dilutive common shares and are therefore considered in diluted earnings per share calculation. The number of potentially dilutive common shares is determined using the treasury stock method.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     Recently Issued Accounting Standards:
Statement of Financial Accounting Standards No.123R, “Share Based Payments” establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R applies to new awards and towards modified, repurchased, or cancelled awards in fiscal years beginning after December 15, 2005. The Company plans to transition to fair value based accounting for stock based compensation using a prospective application effective January 1, 2006.
In May 2005, the FASB issued Statement of Financial Accounting Standards No.154, “Accounting For Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 to have a significant impact on its results of operations.
In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be recognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. The Company does not expect the provisions of this exposure draft to have a significant impact on its results of operations.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     Recently Issued Accounting Standards (Continued):
On March 17, 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“Statement 156”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value method. The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically. The fair value method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income. This Statement is to be adopted in the first fiscal year that begins after September 15, 2006 and early adoption is permitted. An entity can elect the fair value method at the beginning of any fiscal year provided that interim financial statements have not been issued. However, once the fair value election is made, an entity cannot revert back to the amortization method. The Company is currently reviewing the potential impact of this Statement, as well as the accounting alternatives available.
NOTE 2 — INVESTMENT SECURITIES
Investment securities have been classified in the consolidated statements of financial condition according to management’s intent. The carrying amount of securities and their approximate fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held To Maturity:

December 31, 2005 - U.S. government agency securities	$184,025,332	$2,500	$(2,817,174)	$181,210,658

December 31, 2004 - U.S. government agency securities	$153,337,768	$120,909	$(446,323)	$153,012,354

December 31, 2003 - U.S. government agency securities	$168,163,298	$591,334	$(779,891)	$167,974,741

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:

December 31, 2004 - U.S. government agency securities	$5,085,085	$—	$(23,085)	$5,062,000

December 31, 2003 - U.S. government agency securities	$5,240,570	$—	$(123,370)	$5,117,200

Realized gains and losses on available for sale securities amounted to $2,500 and $0, respectively, in 2005, $606 and $0, respectively, in 2004 and $120,094 and $1,850, respectively in 2003.
The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held To Maturity
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due from one to five years	28,554,488	28,097,430
Due from five to ten years	133,830,566	131,961,281
Due after ten years	21,640,278	21,151,947

	$184,025,332	$181,210,658

Investment securities with a carrying value and fair value of approximately $3,330,000 and $3,280,100 at December 31, 2005, respectively, $2,345,000 and $2,348,600 at December 31, 2004, respectively, and $3,430,000 and $3,507,200 at December 31, 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. government agency securities	$(2,117,347)	$143,990,714	$(699,827)	$31,217,447

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
Management evaluates whether unrealized losses on securities represent impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. In making this evaluation, management first considers the reasons for the indicated impairment. These reasons include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. Management then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur, which could extend the security’s maturity. Finally, management determines whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary. In making this assessment, management considers whether a security continues to be a suitable holding from the perspective of the Bank’s overall portfolio and asset/liability management strategies.
Substantially all the unrealized losses at December 31, 2005 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality and at December 31, 2005, management had both the intent and ability to hold impaired securities until full recovery of cost is achieved and no impairment was evaluated as other than temporary. No impairment losses were recognized during the years ended December 31, 2005, 2004, and 2003.
NOTE 3 — LOANS RECEIVABLE
The components of loans in the consolidated statements of financial condition at December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Real estate -
Commercial	$99,660,103	$75,757,698	$61,971,947
Residential	19,827,693	17,622,256	18,371,056
Commercial	4,528,606	3,574,498	7,685,812
Consumer	1,951,805	1,129,283	2,324,287

	125,968,207	98,083,735	90,353,102
Deferred loan fees	(433,897)	(313,417)	(282,689)
Allowance for possible credit losses	(1,016,738)	(1,000,000)	(900,000)

	$124,517,572	$96,770,318	$89,170,413

The Bank primarily grants real estate, commercial and consumer loans in the State of Florida with primary concentration being in the Tampa Bay area. Although the Bank’s loan portfolio is diversified, a significant portion of its loans are secured by real estate.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
NOTE 4 — ALLOWANCE FOR POSSIBLE CREDIT LOSSES AND NON PERFORMING LOANS
An analysis of the change in the allowance for possible credit losses follows:

	2005	2004	2003
Balance at January 1	$1,000,000	$900,000	$700,000

Loans charged-off	(1,362)	(27,151)	(3,000)
Recoveries	18,100	—	—

Net loans recovered (charged-off)	16,738	(27,151)	(3,000)

Provision charged to operations	—	127,151	203,000

Balance at December 31	$1,016,738	$1,000,000	$900,000

Loans on which the accrual of interest has been discontinued or reduced, for which impairment had not been recognized, amounted to approximately $6,300 at December 31, 2005, $23,000 at December 31, 2004 and $476,600 at December 31, 2003. If interest on those loans had been accrued, such income would have approximated $500 in 2005, $4,300 in 2004 and $16,400 in 2003. Interest income on those loans is recorded only when received.
The Bank did not have any other loans considered to be impaired or that had been restructured as of December 31, 2005, 2004, and 2003.
NOTE 5 — PREMISES AND EQUIPMENT
Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Land	$2,075,000	$750,000	$350,000
Buildings and improvements	760,584	760,584	475,584
Leasehold improvements	1,023,308	1,021,934	1,013,365
Furniture, fixtures & equipment	1,743,902	1,602,926	1,511,508
Construction in process	1,361,750	11,926	—

	6,964,544	4,147,370	3,350,457
Less: accumulated depreciation and amortization	(1,354,764)	(1,046,094)	(723,144)

	$5,609,780	$3,101,276	$2,627,313

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
Depreciation and amortization expense charged to operations amounted to $327,573 in 2005, $322,951 in 2004 and $299,405 in 2003.
In December of 2005, the Bank exercised an option to acquire a piece of commercial real estate that was occupied by one of the Bank’s borrowers in anticipation of future default on the amount due to Bank. The property was acquired for approximately $408,000 and management believes there will be adequate equity in the property to pay off the amounts owed should the borrower go into default on the loan. The Bank currently leases the property to the tenant/borrower and records rental income of approximately $6,000 per month.
At December 31, 2005, the Bank had recorded approximately $1.4 million in construction in process related to the completion of two new branch facilities. Additional costs to complete the facilities are anticipated to be $300,000.
Leases:
The Bank is obligated under certain non-cancelable operating leases for Bank premises. The operating leases relating to Bank premises expire during various years from 2006 to 2010 with the leases having various renewal options. The leases require the payment of taxes, insurance, and maintenance cost in addition to rental payments.
Future minimum lease payments under these operating leases including one revenue option, at December 31, 2005 are summarized as follows:

2006	$469,428
2007	462,612
2008	441,635
2009	350,230
2010	354,078
Thereafter	637,000

$2,714,983

Rental expense relating to the operating leases amounted to approximately $452,300 in 2005, $392,200 in 2004, and $369,300 in 2003.
NOTE 6 — ACCRUED INTEREST RECEIVABLE
Accrued interest receivable consists of the following at December 31, 2005, 2004 and 2003:

	2005	2004	2003
Loans	$447,088	$290,159	$286,579
Investments and other	2,159,599	1,873,781	2,198,095

	$2,606,687	$2,163,940	$2,484,674

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
NOTE 7 — TIME DEPOSITS
The aggregate amount of time deposits with a minimum denomination of $100,000 were approximately $81,844,800, $46,785,400, and $58,183,300 at December 31, 2005, 2004 and 2003, respectively.
At December 31, 2005, the scheduled maturities of time deposits were as follows:

2006	$111,811,394
2007	82,100,527
2008	3,781,447
2009	2,611,381
2010	863,255

$201,168,004

NOTE 8 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase at December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Securities sold under agreements to repurchase	$15,203,225	$—	$9,737,000

Average amount outstanding during the year	$9,423,451	$5,382,807	$10,516,193

Weighted average interest rate of the agreements	3.36%	1.53%	1.25%

The agreements mature within one month. The securities underlying the agreements were delivered to the dealer who arranged the transactions. The dealer may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of operation and has agreed to resell to the Bank substantially identical securities at the maturity of the agreement. The Bank is required under a master agreement with the dealer to maintain a minimum margin of 100% for the value of all collateral securities backing the agreements. If the market value of securities underlying such agreements falls below the minimum margin requirement, the Bank is required to deposit additional securities or cash with the dealer.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
NOTE 9 — CUSTOMER REPURCHASE AGREEMENTS
At December 31, 2005, 2004, and 2003, the Bank had entered into repurchase agreements with Bank customers. The repurchase agreements generally mature within one business day from the transaction date. The average balance and interest rate under the repurchase agreements amounted to approximately $923,800 and 1.75% in 2005, $978,400 and .79% in 2004, and $753,500 and .91% in 2003.
NOTE 10 — EARNINGS PER SHARE
The Company accounts for earnings per share (EPS) in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. Under SFAS No. 128, because the Company has common stock equivalents, the Company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing consolidated net income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if all dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the consolidated net income of the Company. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Numerator for earnings per share:
Net income	$2,879,962	$2,684,648	$2,029,153

Denominator for earnings per share:
Weighted average common shares outstanding:
Basic	3,710,167	3,710,000	3,710,000

Diluted	3,724,943	3,710,000	3,710,000

Earning Per Share:
Basic	$.78	$.72	$.55

Diluted	$.77	$.72	$.55

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
NOTE 11 — STOCK OPTIONS
The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, and accounts for these options under APB Opinion No. 25, Accounting for Stock Issued to Employees, for which no compensation cost has been recognized.
The Company has established an Incentive and Non-Statutory Stock Option Plan, under which 350,000 shares of the Company’s common stock is reserved for issuance. This plan was revised during 2005 to allow for 600,000 shares of the Company’s common stock to be reserved for issuance. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock at the date of the grant. In September 2002, options were granted to directors for the purchase of 30,000 shares of common stock and to employees for the purchase of 75,000 shares of common stock. In December 2003, options were granted to employees for the purchase of 36,300 shares of common stock. In December 2005, options were granted to directors for the purchase of 150,000 shares of common stock and to employees for the purchase of 61,650 shares of common stock. All options expire five years from the date of grant and vest and become exercisable 10% annually for the first three years from date of grant and fully vested and exercisable four years from grant date.
A summary of the status of the Company’s outstanding stock options at December 31, 2005, 2004 and 2003 is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
Outstanding at beginning of year	140,000	$7.50	140,000	$7.50	104,700	$7.50
Granted	211,650	8.50	—		36,300	7.50
Forfeited	(22,400)	7.50	—		(1,000)	7.50
Exercised	(500)	7.50	—		—

Outstanding at end of year	328,750	$8.14	140,000	$7.50	140,000	$7.50

Exercisable at end of year	31,910	$8.14	20,200	$7.50	8,490	$7.50

Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the years ended December 31, 2005, 2004, and 2003 would have been impacted as shown in the following table:

	2005	2004	2003
Reported net earnings	$2,879,962	$2,684,648	$2,029,153
Compensation expense, net of taxes	12,104	12,104	8,646
Pro forma net earnings	2,867,858	2,672,544	2,020,507
Reported basic earnings per share	0.78	0.72	0.55
Proforma basic earnings per share	0.77	0.72	0.54
Reported diluted earnings per share	0.77	0.72	0.55
Pro forma diluted earnings per share	0.77	0.72	0.54

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model.
The fair value of each option granted is estimated on the grant date using the minimum value method. In using the minimum value method, the Company assumed (a) no dividend yield through 2004 and a 6% dividend yield in 2005; (b) an expected life of five years; and (c) a risk-free interest rate of 2.94% at date of grant in September 2002, a risk-free interest rate of 2.10% at date of grant in December 2003, a risk-free interest rate of 4.35% at date of grant in December 2005, and a volatility of effectively zero.
NOTE 12 — EMPLOYEE BENEFIT PLAN
The Bank maintains a 401(k) benefit plan for all eligible Bank employees. Benefit plan administration expense in 2005, 2004 and 2003 amounted to $2,225, $2,080 and $1,620, respectively. The Bank made no contributions to the plan in 2005, 2004 and 2003.
NOTE 13 — INCOME TAXES
The provision for income taxes charged to earnings for the years ending December 31, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003
Current:
Federal	$1,535,189	$1,404,311	$1,065,311
State	246,982	240,203	181,877

	1,782,171	1,644,514	1,247,188

Deferred:
Federal	(20,550)	(15,690)	(11,273)
State	(3,517)	(2,769)	(1,930)

	(24,067)	(18,459)	(13,203)

	$1,758,104	$1,626,055	$1,233,985

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
The differences between the actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes at December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Tax based on statutory rate	$1,576,942	$1,465,639	$1,109,467
State tax, net of federal benefit	160,687	156,706	118,765
Other, net	20,475	3,710	5,753

	$1,758,104	$1,626,055	$1,233,985

          The components of deferred taxes at December 31, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003
Deferred tax assets:
Allowance for loan losses	$382,599	$381,035	$345,570
Pre-opening expenses	—	3,920	32,236
Net unrealized loss on securities available for sale	—	8,888	47,497

	382,599	393,843	425,303

Deferred tax liabilities:
Depreciation	(134,712)	(161,135)	(172,445)

Net deferred tax asset	$247,887	$232,708	$252,858

In management’s opinion, based on expectations of future taxable income and other relevant considerations, it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets which existed at December 31, 2005, 2004, and 2003.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
     Unused Lines of Credit:
The Bank has unsecured federal funds lines of credit with financial institutions enabling the Bank to borrow up to $11,000,000 with interest determined at the time of any advance. The arrangements are reviewed annually for renewal of the credit line.
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

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     Credit Related Financial Instruments (Continued):
The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
At December 31, 2005, 2004 and 2003 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004	2003
Commitments to extend credit	$21,353,806	$21,096,747	$25,428,638

Standby letters of credit	$2,024,759	$2,134,506	$3,958,468

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.
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
The Bank has not incurred any losses on its commitments in 2005, 2004 and 2003.
     Other:
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. At December 31, 2005, management is not aware of any unresolved claims against the Company or the Bank.
NOTE 15 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has and expects to continue to conduct routine banking business with related parties including its directors, stockholders, and their affiliates.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
Loans — In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank.
Loans to such borrowers at December 31, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003
Balance, beginning of period	$1,328,460	$2,202,488	$2,201,019
New loans during the period	225,000	900,000	328,000
Repayments during the period	(114,623)	(1,774,028)	(326,531)

Balance, December 31	$1,438,837	$1,328,460	$2,202,488

Unfunded commitments to related parties	$64,389	$50,000	$50,000

Deposits — The Bank held deposits from related parties of approximately $17,517,300, $8,984,200 and $2,593,800 at December 31, 2005, 2004 and 2003, respectively.
NOTE 16 — REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. These regulations for the Bank include, but are not limited to, the payment of dividends in excess of the sum of the current year’s earnings plus undistributed earnings from the prior two years. As of December 31, 2005, the Bank had $5,964,188 of retained earnings that could be paid under this restriction. These regulations for the Company include but are not limited to the payment of dividends out of income available over the past year only if prospective earnings retention is consistent with the Company’s expected future needs and financial condition. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
As of December 31, 2005, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005, 2004, and 2003 are presented in the table below:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)
Consolidated	$28,443,235	16.59%	$13,717,829	8.0%	$	N/A
Bank	$28,282,439	16.49%	$13,717,829	8.0%		$17,147,286	10.0%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$27,426,497	15.99%	$6,858,914	4.0%	$	N/A
Bank	$27,265,701	15.90%	$6,858,914	4.0%		$10,288,372	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$27,426,497	9.75%	$11,246,893	4.0%	$	N/A
Bank	$27,265,701	9.70%	$11,246,893	4.0%		$14,058,616	5.0%

As of December 31, 2004:
Total Capital
(to Risk Weighted Assets)
Consolidated	$27,954,460	20.46%	$10,932,804	8.0%	$	N/A
Bank	$27,880,187	20.40%	$10,932,804	8.0%		$13,666,005	10.0%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$26,954,460	19.72%	$5,466,402	4.0%	$	N/A
Bank	$26,880,187	19.67%	$5,466,402	4.0%		$8,199,603	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$26,954,460	10.03%	$10,746,575	4.0%	$	N/A
Bank	$26,880,187	10.01%	$10,746,575	4.0%		$13,433,218	5.0%

As of December 31, 2003:
Total Capital
(to Risk Weighted Assets)
Consolidated	$25,169,812	17.78%	$11,322,726	8.0%	$	N/A
Bank	$25,065,470	17.71%	$11,322,726	8.0%		$14,153,408	10.0%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$24,269,812	17.15%	$5,661,363	4.0%	$	N/A
Bank	$24,165,470	17.07%	$5,661,363	4.0%		$8,492,045	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$24,269,812	9.24%	$10,511,097	4.0%	$	N/A
Bank	$24,165,470	9.20%	$10,511,097	4.0%		$13,138,871	5.0%

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     NOTE 17 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The fair value of financial instruments is best determined based upon quoted market prices. However, in many instances, there is no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate used and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
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
Off-balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The estimated fair value for these instruments was insignificant at December 31, 2005, 2004, and 2003.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
     The estimated fair values of the Company’s financial instruments at December 31, 2005, 2004 and 2003 were as follows:

	2005		2004		2003
		Estimated		Estimated		Estimated
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:

Cash and cash equivalents	$7,130,438	$7,130,438	$7,869,106	$7,869,106	$19,224,950	$19,224,950
Securities held to maturity	184,025,332	181,210,658	153,337,768	153,012,354	168,163,298	167,974,741
Securities available for sale	—	—	5,062,000	5,062,000	5,117,200	5,117,200
Loans receivable	124,517,572	124,304,747	96,770,318	97,006,630	89,170,413	89,516,763

Financial liabilities:

Deposits	278,687,723	277,646,137	240,446,046	240,443,697	252,110,561	253,207,897
Securities sold under agreements to repurchase	15,203,225	15,203,225	—	—	9,737,000	9,737,000
Customer repurchase agreements	2,118,072	2,118,072	990,865	990,865	937,660	937,660
NOTE 18 — SUBSEQUENT EVENTS
On March 6, 2006, the Company announced that it had signed a definitive agreement to merge with and into Superior Bancorp, a Delaware chartered thrift holding company headquartered in Birmingham, Alabama. Superior Bancorp offers a broad range of banking and related services through Superior Bank, a federal savings bank. Under the terms of the merger agreement, Superior Bancorp has agreed to issue 1.60 shares of its common stock for each outstanding share of the Company’s common stock. Based on recent closing prices per share for Superior Bancorp common stock, the transaction would be valued at approximately $71.2 million. The actual value at consummation will be based on Superior Bancorp share price at that time. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals and to the satisfaction of usual and customary closing conditions.

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
NOTE 19 — CONDENSED PARENT COMPANY INFORMATION
The condensed financial information of the parent company only as of December 31, 2005, 2004, and 2003 and for the years ended December 31, 2005, 2004, and 2003 is presented as follows:
Balance Sheets

	2005	2004	2003
Assets:

Cash	$170,990	$48,673	$78,742
Other assets	—	25,600	25,600
Investment in Bank subsidiary	28,007,801	26,865,990	24,089,598

Total Assets	$28,178,791	$26,940,263	$24,193,940

Liabilities & Stockholders’ Equity:

Dividends payable and other liabilities	$752,294	$—	$—

Stockholders’ equity	27,426,497	26,940,263	24,193,940

Total Liabilities & Stockholders’ Equity	$28,178,791	$26,940,263	$24,193,940

Statements of Income

	2005	2004	2003
Noninterest Income:
Dividends from Bank subsidiary	$1,776,000	$—	$—

Noninterest Expense:
Other expense	38,083	43,272	68,031

Income (loss) before income taxes and equity in undistributed earnings of subsidiary	1,737,917	(43,272)	(68,031)

Income tax benefit	(14,431)	(13,203)	(25,600)

Income (loss) before equity in undistributed earnings of subsidiary	1,752,348	30,069	(42,431)

Equity in undistributed earnings of subsidiary	1,127,614	2,714,717	2,071,584

Net income	$2,879,962	$2,684,648	$2,029,153

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
Statements of Cash Flows

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$2,879,962	$2,684,648	$2,029,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in other assets	25,600	—	(3,740)
Net change in other liabilities	10,194	—	—
Equity in undistributed earnings of Bank subsidiary	(1,127,614)	(2,714,717)	(2,071,584)

Net cash provided by (used in) operating activities	1,788,142	(30,069)	(46,171)

Cash Flows From Financing Activities:
Dividends paid	(1,669,575)	—	—
Proceeds from options exercised	3,750	—	—

Net cash used in financing activities	(1,665,825)	—	—

Net change in cash	122,317	(30,069)	(46,171)

Cash at beginning of year	48,673	78,742	124,913

Cash at end of year	$170,990	$48,673	$78,742

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Summarized quarterly financial information for the years ended December 31, 2005 and 2004 is as follows:
KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
QUARTERLY FINANCIAL INFORMATION
FOR THE QUARTERS IN 2005
(UNAUDITED)

	3/31/2005	6/30/2005	9/30/2005	12/31/2005
Assets:
Cash and due from banks	$4,582,894	$3,830,579	$5,569,391	$5,177,112
Interest-bearing deposits in bank	62,448	62,695	63,036	—
Federal funds sold	2,546,939	1,927,842	2,694,218	1,953,326

Cash and cash equivalents	7,192,281	5,821,116	8,326,645	7,130,438

Securities available for sale	5,032,000	5,007,500	—	—

Securities held to maturity	153,668,300	148,148,998	175,923,507	184,025,332

Loans	107,177,271	116,105,287	115,508,386	125,534,310
Less allowance for loans losses	1,030,000	1,085,000	1,125,000	1,016,738

Net loans	106,147,271	115,020,287	114,383,386	124,517,572

Premises and equipment, net	3,158,619	3,311,799	3,779,385	5,609,780
Interest receivable and other assets	2,351,909	2,569,715	2,445,596	3,371,258

Total assets	$277,550,380	$279,879,415	$304,858,519	$324,654,380

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$33,296,285	$31,471,996	$37,741,535	$35,801,529
Interest bearing	199,521,244	216,225,770	232,170,816	242,886,194

Total deposits	232,817,529	247,697,766	269,912,351	278,687,723

Securities sold under agreements to repurchase	14,767,000	2,892,000	5,210,000	15,203,225
Customer repurchase agreements	1,276,852	638,303	837,943	2,118,072
Dividends payable	—	—	—	742,100
Accrued expenses and other liabilities	915,065	761,914	849,091	476,763

Total liabilities	249,776,446	251,989,983	276,809,385	297,227,883

Stockholders’ equity:
Common stock	37,100	37,100	37,105	37,105
Additional paid-in capital	21,107,902	21,107,902	21,111,647	21,111,647
Retained earnings	6,637,673	6,744,333	6,900,382	6,277,745
Accumulated other comprehensive income (loss)	(8,741)	97	—	—

Total stockholders’ equity	27,773,934	27,889,432	28,049,134	27,426,497

Total liabilities and stockholders’ equity	$277,550,380	$279,879,415	$304,858,519	$324,654,380

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
QUARTERLY FINANCIAL INFORMATION
FOR THE QUARTERS IN 2004
(UNAUDITED)

	3/31/2004	6/30/2004	9/30/2004	12/31/2004
Assets:
Cash and due from banks	$2,741,921	$3,763,984	$3,810,620	$3,527,305
Interest-bearing deposits in bank	61,642	61,726	61,880	62,189
Federal funds sold	316,625	1,422,082	76,245	4,279,612

Cash and cash equivalents	3,120,188	5,247,792	3,948,745	7,869,106

Securities available for sale	5,212,500	5,017,200	5,103,150	5,062,000

Securities held to maturity	183,061,073	173,564,184	200,965,717	153,337,768

Loans	97,345,863	100,593,324	93,146,916	97,770,318
Less allowance for loans losses	935,000	960,000	980,000	1,000,000

Net loans	96,410,863	99,633,324	92,166,916	96,770,318

Mortgage loans held for sale	64,919	396,786	—	—
Premises and equipment, net	2,589,246	2,559,298	2,490,425	3,101,276
Interest receivable and other assets	2,799,334	3,072,667	2,893,581	2,533,209

Total assets	$293,258,123	$289,491,251	$307,568,534	$268,673,677

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$19,952,388	$23,133,530	$22,244,430	$29,313,370
Interest bearing	232,970,810	239,405,678	240,995,367	211,132,676

Total deposits	252,923,198	262,539,208	263,239,797	240,446,046

Securities sold under agreements to repurchase	12,616,406	—	16,317,450	—
Federal funds purchased	1,000,000	—	—	—
Customer repurchase agreements	901,538	877,877	1,149,586	990,865
Accrued expenses and other liabilities	796,229	453,808	498,572	296,503

Total liabilities	268,237,371	263,870,893	281,205,405	241,733,414

Stockholders’ equity:
Common stock	37,100	37,100	37,100	37,100
Additional paid-in capital	21,107,902	21,107,902	21,107,902	21,107,902
Retained earnings	3,869,107	4,564,917	5,230,923	5,809,458
Accumulated other comprehensive income (loss)	6,643	(89,561)	(12,796)	(14,197)

Total stockholders’ equity	25,020,752	25,620,358	26,363,129	26,940,263

Total liabilities and stockholders’ equity	$293,258,123	$289,491,251	$307,568,534	$268,673,677

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME AND COMPREHENSIVE INCOME
QUARTERLY FINANCIAL INFORMATION
FOR THE QUARTERS IN 2005
(UNAUDITED)

	3/31/2005	6/30/2005	9/30/2005	12/31/2005
Interest income:
Loans receivable and fees on loans	$1,778,684	$2,064,550	$2,190,446	$2,339,895
Investment securities	1,757,950	1,782,851	1,912,159	2,150,182
Federal funds sold	18,986	14,506	29,275	18,539

Total interest income	3,555,620	3,861,907	4,131,880	4,508,616

Interest expense:
Deposits	1,122,725	1,292,838	1,590,232	1,890,986
Other	41,727	152,153	67,747	88,242

Total interest expense	1,164,452	1,444,991	1,657,979	1,979,228

Net interest income	2,391,168	2,416,916	2,473,901	2,529,388

Provision for loan losses	11,900	55,000	39,087	(105,987)

Net interest income after provision for loan losses	2,379,268	2,361,916	2,434,814	2,635,375

Noninterest income:
Service charges on deposits accounts	45,004	60,912	63,168	49,362
Securities gains	2,500	—	—	—
Other	7,701	8,625	10,083	9,699

Total noninterest income	55,205	69,537	73,251	59,061

Noninterest expense:
Salaries and employee benefits	677,362	701,434	762,299	875,486
Occupancy and equipment expense	190,877	228,283	272,269	327,508
Other expenses	302,019	319,576	355,948	417,300

Total noninterest expense	1,170,258	1,249,293	1,390,516	1,620,294

Income before income tax expense	1,264,215	1,182,160	1,117,549	1,074,142
Income tax expense	436,000	519,000	405,000	398,104

Net Income	$828,215	$663,160	$712,549	$676,038

Basic earnings per share	$.22	$.18	$.19	$.19

Diluted earnings per share	$.22	$.18	$.19	$.18

Basic weighted average shares outstanding	3,710,000	3,710,000	3,710,167	3,710,500

Diluted weighted average shares outstanding	3,710,000	3,827,600	3,827,267	3,827,600

Cash dividend per share	$.15	$.15	$.15	$.20

Statement of Comprehensive Income

Net Income	$828,215	$663,160	$712,549	$676,038

Other Comprehensive Income (Loss), net of tax:
Unrealized holding (losses) gain arising during the period	5,456	8,838	(97)	—
Less: Reclassification adjustment for gains included in net income	—	—	—	—

	5,456	8,838	(97)	-0-

Comprehensive income	$833,671	$671,998	$712,452	$676,038

KENSINGTON BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME AND COMPREHENSIVE INCOME
QUARTERLY FINANCIAL INFORMATION
FOR THE QUARTERS IN 2004
(UNAUDITED)

	3/31/2004	6/30/2004	9/30/2004	12/31/2004
Interest income:
Loans receivable and fees on loans	$1,628,488	$1,633,284	$1,657,916	$1,695,795
Investment securities	1,896,317	1,781,300	1,894,472	1,940,707
Federal funds sold	9,697	3,567	14,829	17,390

Total interest income	3,534,502	3,418,151	3,567,217	3,653,892

Interest expense:
Deposits	1,292,173	1,233,713	1,281,404	1,219,161
Other	25,069	15,860	11,771	39,930

Total interest expense	1,317,242	1,249,573	1,293,175	1,259,091

Net interest income	2,217,260	2,168,578	2,274,042	2,394,801

Provision for loan losses	35,000	25,000	23,958	43,193

Net interest income after provision for loan losses	2,182,260	2,143,578	2,250,084	2,351,608

Noninterest income:
Service charge on deposits accounts	41,743	51,145	50,399	47,142
Securities gains	8,000	—	—	606
Other	4,808	5,197	7,710	7,379

Total noninterest income	54,551	56,342	58,109	55,127

Noninterest expense:
Salaries and employee benefits	549,551	594,813	657,805	734,194
Occupancy and equipment expense	195,447	212,818	239,850	310,437
Other expenses	310,515	318,479	304,532	412,515

Total noninterest expense	1,055,513	1,126,110	1,202,187	1,457,146

Income before income tax expense	1,181,298	1,073,810	1,106,006	949,589
Income tax expense	437,000	378,000	440,000	371,055

Net income	$744,298	$695,810	$666,006	$578,534

Basic earnings per share	$.20	$.19	$.18	$.15

Diluted earnings per share	$.20	$.19	$.18	$.15

Basic weighted average shares outstanding	3,710,000	3,710,000	3,710,000	3,710,000

Diluted weighted average shares outstanding	3,710,000	3,710,000	3,710,000	3,710,000

Cash dividend per share	$—	$—	$—	$—

Statement of Comprehensive Income

Net Income	$744,298	$695,810	$666,006	$578,534

Other Comprehensive Income (Loss), net of tax:
Unrealized holding (losses) gain arising during the period	82,515	(96,204)	76,765	(1,401)
Less: Reclassification adjustment for gains included in net income	—	—	—	—

	82,515	(96,204)	76,765	(1,401)

Comprehensive income	$826,813	$599,606	$742,771	$577,133