Form 10QSB
period 2006-03-31
KENSINGTON BANKSHARES INC
filed 2006-07-07
CIK 1173376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 2-78572
KENSINGTON BANKSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3709535

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

13246 N. Dale Mabry Hwy	33618

(Address of principal executive offices)	(Zip Code)
(813) 961-6200

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2006. Common Stock 3,710,500 Shares.
Transitional Small Business Disclosure Format. (Check one): Yes ☐       No ☑

KENSINGTON BANKSHARES, INC.
FORM 10-QSB
For the Quarter Ended March 31, 2006
FORWARD-LOOKING INFORMATION
Statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Kensington Bankshares, Inc. (the “Company”), through its senior management, from time to time may make forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and the Company undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-QSB.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Kensington Bankshares, Inc.
Condensed Consolidated
Statements of Condition

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
Assets:
Cash and due from banks	$5,213,286	$5,177,112
Federal funds sold	5,739,529	1,953,326

Cash and cash equivalents	10,952,815	7,130,438

Securities held to maturity	184,127,142	184,025,332

Loans	137,153,357	125,534,310
Less Allowance for possible credit losses	1,011,254	1,016,738

Net loans	136,142,103	124,517,572

Premises and equipment, net	5,630,828	5,609,780
Interest receivable and other assets	3,072,505	3,371,258

Total assets	$339,925,393	$324,654,380

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$41,356,405	$35,801,529
Interest bearing	256,849,416	242,886,194

Total deposits	298,205,821	278,687,723

Securities sold under agreements to repurchase	10,043,825	15,203,225
Customer repurchase agreements	2,227,321	2,118,072
Accrued expenses and other liabilities	1,142,675	1,218,863

Total liabilities	311,619,642	297,227,883

Stockholders’ equity:
Common stock, 10,000,000 shares authorized of $.01 par value; 3,710,500 shares issued and outstanding	37,105	37,105
Additional paid-in capital	21,111,647	21,111,647
Retained earnings	7,156,999	6,277,745

Total stockholders’ equity	28,305,751	27,426,497

Total liabilities and stockholders’ equity	$339,925,393	$324,654,380

See Notes to Condensed Unaudited Interim Consolidated Financial Statements

Kensington Bankshares Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Interest income:
Loans receivable and fees on loans	$2,641,496	$1,778,684
Investment securities	2,220,353	1,757,950
Federal funds sold	45,521	18,986

Total interest income	4,907,370	3,555,620

Interest expense:
Deposits	2,160,620	1,122,725
Other	183,048	41,727

Total interest expense	2,343,668	1,164,452

Net interest income	2,563,702	2,391,168

Provision for possible credit losses	—	11,900

Net interest income after provision for possible credit losses	2,563,702	2,379,268

Noninterest income:
Service charge on deposits accounts	53,788	45,004
Securities gains	—	2,500
Other income	25,905	7,701

Total noninterest income	79,693	55,205

Noninterest expense:
Salaries and employee benefits	771,845	677,362
Occupancy and equipment expense	223,651	190,877
Other expenses	339,713	302,019

Total noninterest expense	1,335,209	1,170,258

Income before income tax expense	1,308,186	1,264,215
Income tax expense	428,932	436,000

Net income	$879,254	$828,215

Basic earnings per share	$.24	$.22

Diluted earnings per share	$.24	$.22

Basic weighted average shares outstanding	3,710,500	3,710,000

Diluted weighted average shares outstanding	3,725,276	3,710,000

Cash dividend declared per share	$—	$.15

Statement of Comprehensive Income

Net Income	$879,254	$828,215

Other Comprehensive Income, net of tax:
Unrealized holding gain arising during the period	—	5,456
Less: Reclassification adjustment for gains included in net income	—	—

Comprehensive income	$879,254	$833,671

See Notes to Condensed Unaudited Interim Consolidated Financial Statements

Kensington Bankshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Operating Activities
Net income	$879,254	$828,215
Adjustments to reconcile net income to net cash provided by operating activities Provision for possible credit losses	—	11,900
Depreciation on premises and equipment	57,481	84,199
(Accretion) amortization of securities	(4,560)	163,985
Gain on sale of securities available for sale	—	(2,500)
Decrease in interest receivable and other assets	298,753	181,300
Increase in accrued expenses and other liabilities	665,912	618,562

Net Cash Provided by Operating Activities	1,896,840	1,885,661

Investing Activities
Proceeds from sales of securities available for sale	—	5,000,000
Purchases of securities held to maturity	—	(4,997,500)
Proceeds from maturities of securities held to maturity	—	20,365,000
Purchases of securities held to maturity	(97,250)	(20,824,061)
Net increase in loans	(11,624,531)	(9,388,853)
Purchase of premises and equipment	(78,529)	(141,542)

Net Cash Used in Investing Activities	(11,800,310)	(9,986,956)

Financing Activities
Net increase (decrease) in deposits	19,518,098	(7,628,517)
Net (decrease) increase in securities sold under agreement to repurchase	(5,159,400)	14,767,000
Increase in customer repurchase agreements	109,249	285,987
Dividends paid	(742,100)	—

Net Cash Provided by Financing Activities	13,725,847	7,424,470

Increase (Decrease) in Cash and Cash Equivalents	3,822,377	(676,825)
Cash and Cash Equivalents at Beginning of Period	7,130,438	7,869,106

Cash and Cash Equivalents at End of Period	$10,952,815	$7,192,281

Supplemental disclosures

Cash paid during the period for:
Interest on deposits	$2,096,449	$1,098,926

Other Interest paid	$208,030	$41,721

Income Taxes	$—	$—

See Notes to Condensed Unaudited Interim Consolidated Financial Statements

KENSINGTON BANKSHARES, INC.
Notes to Condensed Unaudited Interim Consolidated Financial Statements
NOTE 1- General
This report includes interim consolidated financial statements of Kensington Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, First Kensington Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
NOTE 2 — Critical Accounting Estimates
Critical Accounting Estimates
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. Management believes that its determination of the allowance for possible credit losses is a critical accounting policy and involves a higher degree of judgment and complexity than the Bank’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank’s borrowers, subjecting the Bank to significant volatility of earnings.
The allowance for possible credit losses is regularly evaluated by management and reviewed by the Board of Directors for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for possible credit losses is established through the provision for loan losses, which is a charge against earnings. In management’s opinion, the current level of the Bank’s reserve for possible credit losses is adequate to absorb losses inherent in the loan portfolio, and therefore, no provision has been made during the three months ended March 31, 2006.

NOTE 3 — Net Earnings per Share
Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2006 and 2005. Common stock outstanding consists of issued shares. Diluted net earnings per share for the three month periods ended March 31, 2006 and 2005 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method. Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March
	2006	2005
Diluted earnings per share	$0.24	$0.22
Weighted average common shares outstanding	3,710,500	3,710,000
Effect of the assumed exercise of stock options based on the treasury stock method	14,776	—

Total weighted average common shares and potential common stock outstanding	3,725,276	3,710,000

NOTE 4 — Allowance for Possible Credit Losses
The following table summarizes the activity in the allowance for possible credit losses for the three month periods ended March 31, 2006 and 2005 ($ in thousands):

	March 31
	2006	2005
Balance at beginning of year	$1,017	$1,000
Provision charged to expense	—	12
Less Loans charged off	6	—
Recoveries	—	18

Balance at end of period	$1,011	$1,030

At March 31, 2006 and 2005, the amounts of nonaccrual loans were $-0- and $5,227, respectively.

NOTE 5 — Operating Segments
Statement of Financial Accounting Standard 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the disclosure made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment — commercial banking.
NOTE 6 — New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.
The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.
The Company has adopted FAS 123(R) effective January 1, 2006. In adopting this statement, the Company will use the prospective transition method. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in the table above for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for any future awards.

NOTE 7— Stock Based Compensation
The Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price. The Company has not granted any stock option awards during the period January 1, 2006 through March 31, 2006.
For stock option awards granted through December 31, 2005, the Statement of Financial Accounting Standard (“SFAS”) No. 123 prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to apply APB No. 25 as long as certain pro forma disclosures are made assuming a hypothetical fair value method application.
Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the three months ended March 31, 2006 and 2005 would have been impacted as shown in the following table:

	For the three months ended
	March 31
	2006	2005
Reported net earnings	$879,254	$828,215
Compensation expense, net of taxes	(17,868)	(3,026)

Pro forma net earnings	$861,386	$825,189

Reported basic earnings per share	$.24	$.22
Pro forma basic earnings per share	$.23	$.22
Reported diluted earnings per share	$.24	$.22
Pro forma diluted earnings per share	$.23	$.22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of Kensington Bankshares, Inc. (the “Company”) and its principal subsidiary, First Kensington Bank (the “Bank”) for the three months ended March 31, 2006 and 2005, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Company’s Form 10-QSB.
Performance Overview
The Company’s net income for the three month period ended March 31, 2006 was $879,254 compared to $828,215 for the three months ended March 31, 2005. Net income per diluted common share for the three months ended March 31, 2006 as $.24 compared to $.22 for the three months ended March 31, 2005.
The return on average assets was 1.06% for the three months ended March 31, 2006 compared to 1.22% for the three months ended March 31, 2005. The Company declared cash dividends of $0.0 per share on common shares during the three months ended March 31, 2006 compared to $0.15 per share on common shares during the three months ended March 31, 2005.
Summary
Net income for the three months ended March 31, 2006 increased $51,039, or 6%, due primarily to a $184,456 increase in net interest income after provision for possible credit losses, an increase in noninterest income of $24,488, offset by increases in noninterest expense of $164,951.
Net Interest Income
Total interest income increased $1,351,750, or 38.0%, in the first quarter of 2006 as compared to 2005. Average interest-earning assets were $320,527,901 for the first three months of 2006, as compared to $265,037,767 for the same period in 2005, an increase of $55,490,134, or 20.9%. The average rate earned on those earning assets during the first quarter of 2006 was 6.1% as compared to 5.4% in 2005, reflecting the continuing impact of the increase in rates by the Federal Reserve Board during the past and current year.
Total interest expense increased by $1,179,216 or 101.3% in the first quarter of 2006, when compared to the same period in 2005. Average interest bearing liabilities increased to $249,381,398 in 2006 from $207,192,618 in 2005, an increase of $42,188,780, or 20.4%. The average rate paid increased to 3.7% in 2006 as compared to 2.2% in 2005, which was due to the continuing impact of the increases in rates by the Federal Reserve Board during the past and current year.
The net interest margin decreased to 3.2% for the first quarter of 2006, as compared to 3.6% for the same period in 2005. This was primarily due to re-pricing of interest-bearing liabilities, primarily time deposits, reflective of the current rate environment.
Provision for Possible Credit Losses
The provision for possible credit losses totaled $-0- for the first quarter of 2006 as compared to $11,900 for the same period in 2005. For further discussion of the Provision for Possible Credit Losses see Allowance for Possible Credit Losses below.

Noninterest Income
Total noninterest income increased $24,488 or 44.3% for the first quarter of 2006. Service charges on deposits increased $8,784, or 19.5%, for the first quarter of 2006 as compared to 2005. Gains on sale of investments decreased by $2,500 in the first quarter of 2006 as compared to 2005, due to the sale of available for sale investments in the first quarter of 2005. Other income increased during the first quarter of 2006 by $18,204 or 236.4% as compared to 2005. The majority of this increase is from the increase in rental income of $17,416 earned on commercial property acquired in late 2005.
Noninterest Expense
Total noninterest expense increased $164,951, or 14.1%, during the first quarter of 2006 compared to the same quarter of 2005. Salaries and benefits increased $94,483, or 14.0%, in the first quarter 2006 as compared to 2005. This increase is primarily due to the expansion of the Bank resulting in the need for additional staffing. Occupancy and equipment expense increased $32,774, or 17.2%, in the first quarter of 2006, also largely associated with branch expansion. Other expenses increased $37,694 or 12.5% during the first quarter of 2006 as compared to 2005, reflecting increases in general operating expenses.
Income Taxes
Earnings before taxes for the first quarter of 2006 were $1,308,186 as compared to $1,264,215 in the first quarter of 2005, an increase of $43,971 or 3.5%. Income tax expense for the first quarter decreased $7,068 to $428,932, or by 2%, when compared to $436,000 for the same period in 2005. The effective tax rate decreased to 32.8% in 2006 from 34.5% in 2005.
Financial Condition and Liquidity
Total assets at March 31, 2006 increased $15,271,013 or 4.7% from December 31, 2005. Average total assets for the first three months of 2006 were $334,470,598. The ratio of net loans to deposits plus securities sold under agreements to repurchase, on March 31, 2006 was 43.8% as compared to 42.1% on December 31, 2005.
Cash and Cash Equivalents
Federal Funds Sold as of March 31, 2006 increased by $3,786,203 or by 193.8%, from December 31, 2005. This increase was due to the increase in deposits offset by the increase in loans and the reduction in repurchase agreements.

Loans
Net loans increased by $11,624,531 or 9.3% at March 31, 2006, from December 31, 2005. Loan secured by commercial real estate contributed the majority of this loan growth.
Allowance for Possible Credit Losses
The allowance for possible credit losses is maintained at a level which, in management’s opinion, is appropriate to provide for estimated losses in the portfolio at the statement of condition date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to operating expenses is that amount necessary to maintain the allowance for possible credit losses at a level indicative of the associated risk, as determined by management, of the current portfolio.
The allowance for possible credit losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of impairment related to those loans. Specific loss estimate amounts are included in the allowance based on managements assessment of impairment and specific reserves are maintained on those identifiable losses. At March 31, 2006 and December 31, 2005, the Bank did not identify any material loans as impaired and therefore there were no specific reserves established to cover known losses in the portfolio.
The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more specific processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, non-accrual and delinquent loans and the general economic environment in the Company’s markets. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for possible credit losses in future periods.
Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for possible credit losses will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable charges to income. Management does, however, consider the allowance for possible credit losses to be appropriate for the reported periods.

The allowance for possible credit losses represents .74% of gross loans at March 31, 2006, as compared to .81% at year-end 2005. Management believes that the allowance at both periods is adequate to absorb any losses inherent in the portfolio.
Loans on which the accrual of interest had been discontinued has decreased to $-0- at March 31, 2006, as compared to $6,252 at December 31, 2005. Net charged-off loans for the first three months of 2006 were $6,252, as compared to net recovered loans of $18,100 for the same period in 2005.
Non-performing Assets: The Corporation’s non-performing assets at March 31, 2006 and December 31, 2005 amounted to $-0- and $6,300, respectively. Under the Company’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due. There were no other loans considered to be impaired at both March 31, 2006 and December 31, 2005.
Investment Securities
Total investments held to maturity have increased $101,810 at March 31, 2006 as compared to December 31, 2005.
Premises and Equipment
Premises and equipment increased $21,048, net of depreciation expenses of $57,481 during the first quarter of 2006. The additions of approximately $78,000 were primarily due to expenditures incurred related to the anticipated opening of a new branch facility in June 2006.
Deposits
Total deposits increased $19,518,098, or 7.0%, at March 31, 2006 from December 31, 2005, including an increase of $5,554,876 on noninterest bearing deposits. Interest bearing deposits increased $13,963,222 at March 31, 2006, from December 31, 2005. The overall increase in deposits is primarily due to continued branch expansion and the maturing of existing branches.

Liquidity
One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank maintains short-term financing availability through the purchase of federal funds. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. The Company’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Company’s liquidity at March 31, 2006 is considered adequate by management.
Capital Adequacy
The Company has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on March 31, 2006, was $28,305,751, an increase of $879,254, or 3.2%, from December 31, 2005. This increase is a result of current period net earnings.
Primary capital to total assets at March 31, 2006, was 8.3%, as compared to 8.4% at year-end 2005. Total capital and allowances for possible credit losses to total assets at March 31, 2006, was 8.6%, as compared to 8.8% at December 31, 2005. The Company’s risk based capital was $29,317,005, or 15.96% of risk adjusted assets, at March 31, 2006, as compared to $28,443,235, or 16.59%, at year-end 2005. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Company to further access external funding sources. There can be no assurance that such funding sources will be available to the Company.
Critical Accounting Policies
The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

Item 3. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

KENSINGTON BANKSHARES, INC.
Part II — Other Information
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or of which any of their property is subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information.
None.
Item 6. Exhibits
31.1      Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2      Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1      Section 1350 Certification of the Principal Executive Officer.
32.2      Section 1350 Certification of the Principal Financial Officer.

KENSINGTON BANKSHARES, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006	By:	/s/ Gerald K. Archibald.
Gerald K. Archibald
President & Chief Executive Officer

Date: July 7, 2006	By:	/s/ William R. Bender, Jr.
William R. Bender, Jr.
Chief Financial Officer

KENSINGTON BANKSHARES, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.1	Section 1350 Certification of the Principal Financial Officer.