Form 10QSB
period 2006-06-30
KENSINGTON BANKSHARES INC
filed 2006-08-14
CIK 1173376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission file number 2-78572
KENSINGTON BANKSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-3709535

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13246 N. Dale Mabry Hwy	33618

(Address of principal executive offices)	(Zip Code)
(813) 961-6200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shall copmany (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2006.
Common Stock.... 3,710,500 Shares
Transitional Small Business Disclosure Format. Yes ☐ No ☑

KENSINGTON BANKSHARES, INC.
FORM 10-QSB
For the Quarter Ended June 30, 2006
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Kensington Bankshares, Inc.
Condensed Consolidated
Statements of Condition

	June 30,	December 31,
	2006	2005
	Unaudited	Audited
Assets:
Cash and due from banks	$3,720,794	$5,177,112
Federal funds sold	7,354,483	1,953,326

Cash and cash equivalents	11,075,277	7,130,438

Securities held to maturity	184,131,828	184,025,332

Loans	136,413,622	125,534,310
Less Allowance for possible credit losses	1,011,254	1,016,738

Net loans	135,402,368	124,517,572

Premises and equipment, net	5,798,533	5,609,780
Interest receivable and other assets	3,493,626	3,371,258

Total assets	$339,901,632	$324,654,380

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$27,697,679	$35,801,529
Interest bearing	251,390,729	242,886,194

Total deposits	279,088,408	278,687,723

Securities sold under agreements to repurchase	30,087,500	15,203,225
Customer repurchase agreements	608,197	2,118,072
Accrued expenses and other liabilities	1,393,614	1,218,863

Total liabilities	311,177,719	297,227,883

Stockholders’ equity:
Common stock, 10,000,000 shares authorized of $.01 par value; 3,710,500 shares issued and outstanding	37,105	37,105
Additional paid-in capital	21,111,647	21,111,647
Retained earnings	7,575,161	6,277,745

Total stockholders’ equity	28,723,913	27,426,497

Total liabilities and stockholders’ equity	$339,901,632	$324,654,380

See Notes to Condensed Unaudited Interim Consolidated Financial Statements

Kensington Bankshares Inc.
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30	Ended June 30	Ended June 30	Ended June 30
	2006	2005	2006	2005
Interest income:
Loans receivable and fees on loans	$2,745,958	$2,064,550	$5,387,454	$3,843,234
Investment securities	2,233,419	1,782,851	4,453,772	3,540,801
Federal funds sold	14,041	14,506	59,562	33,492

Total interest income	4,993,418	3,861,907	9,900,788	7,417,527

Interest expense:
Deposits	2,421,919	1,292,838	4,582,539	2,415,563
Other	310,275	152,153	493,323	193,880

Total interest expense	2,732,194	1,444,991	5,075,862	2,609,443

Net interest income	2,261,224	2,416,916	4,824,926	4,808,084

Provision for possible credit losses	—	55,000	—	66,900

Net interest income after provision for possible credit losses	2,261,224	2,361,916	4,824,926	4,741,184

Noninterest income:
Service charges on deposit accounts	55,206	60,912	108,994	105,916
Securities gains	—	—	—	2,500
Other income	34,027	8,625	59,932	16,326

Total noninterest income	89,233	69,537	168,926	124,742

Noninterest expense:
Salaries and employee benefits	737,147	701,434	1,508,992	1,378,796
Occupancy and equipment expense	328,769	228,283	552,420	419,160
Other expenses	585,311	319,576	925,024	621,595

Total noninterest expense	1,651,227	1,249,293	2,986,436	2,419,551

Income before income tax expense	699,230	1,182,160	2,007,416	2,446,375
Income tax expense	281,068	519,000	710,000	955,000

Net income	$418,162	$663,160	$1,297,416	$1,491,375

Basic earnings per share	$0.11	$0.18	$0.35	$0.40

Diluted earnings per share	$0.11	$0.18	$0.35	$0.40

Basic weighted average shares outstanding	3,710,500	3,710,000	3,710,500	3,710,000

Diluted weighted average shares outstanding	3,725,276	3,710,000	3,725,276	3,710,000

Cash dividend declared per share	$—	$0.15	$—	$0.15

See Notes to Condensed Unaudited Interim Consolidated Financial Statements

Kensington Bankshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Operating Activities:
Net income	$1,297,416	$1,491,375
Adjustments to reconcile net income to net cash provided by operating activities
Provision for possible credit losses	—	66,900
Depreciation on premises and equipment	177,599	166,862
(Accretion) amortization of securities	(106,496)	269,862
Gain on sale of securities available for sale	—	(2,500)
(Increase) in interest receivable and other assets	(122,368)	(22,212)
Increase in accrued expenses and other liabilities	916,851	465,411

Net Cash Provided by Operating Activities	2,163,002	2,435,698

Investing Activities:
Proceeds from sales of securities available for sale	—	5,000,000
Purchases of securities available for sale	—	(4,997,500)
Proceeds from maturities and calls of securities held to maturity	—	36,165,000
Purchases of securities held to maturity	—	(31,191,592)
Net increase in loans	(10,884,796)	(18,316,869)
Purchase of premises and equipment	(366,352)	(377,385)

Net Cash Used in Investing Activities	(11,251,148)	(13,718,346)

Financing Activities:
Net increase in deposits	400,685	7,251,720
Net increase in securities sold under agreement to repurchase	14,884,275	2,892,000
Decrease in customer repurchase agreements	(1,509,875)	(352,562)
Dividends paid	(742,100)	(556,500)

Net Cash Provided by Financing Activities	13,032,985	9,234,658

Increase (Decrease) in Cash and Cash Equivalents	3,944,839	(2,047,990)
Cash and Cash Equivalents at Beginning of Period	7,130,438	7,869,106

Cash and Cash Equivalents at End of Period	$11,075,277	$5,821,116

Supplemental disclosures

Cash paid during the period for:
Interest on deposits	$4,530,113	$2,351,091

Other interest paid	$265,182	$193,893

Income Taxes	$674,932	$1,004,030

See Notes to Condensed Unaudited Interim Consolidated Financial Statements

KENSINGTON BANKSHARES, INC.
Notes to Condensed Unaudited Interim Consolidated Financial Statements
NOTE 1— General
This report includes interim consolidated financial statements of Kensington Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, First Kensington Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, the results of operations, and the statement of cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
NOTE 2 — Critical Accounting Estimates
Critical Accounting Estimates
The interim unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. Management believes that its determination of the allowance for possible credit losses is a critical accounting policy and involves a higher degree of judgment and complexity than the Bank’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank’s borrowers, subjecting the Bank to significant volatility of earnings.
The allowance for possible credit losses is regularly evaluated by management and reviewed by the Board of Directors for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for possible credit losses. The allowance for possible credit losses is established through the provision for possible credit losses, which is a charge against earnings. In management’s opinion, the current level of the Bank’s reserve for possible credit losses is adequate to absorb losses inherent in the loan portfolio, and therefore, no provision has been made during the six months ended June 30, 2006.

NOTE 3 — Net Earnings per Share
Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2006 and 2005. Common stock outstanding consists of issued shares. Diluted net earnings per share for the three and six month periods ended June 30, 2006 and 2005 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method.
NOTE 4 – Allowance for Possible Credit Losses
The following table summarizes the activity in the allowance for possible credit losses for the six month periods ended June 30, 2006 and 2005:

	June 30
	2006	2005
Balance at beginning of year	$1,016,738	$1,000,000

Provision charged to expense	—	66,900

Less Loans charged off	(6,252)	—

Recoveries	768	18,100

Balance at end of period	$1,011,254	$1,085,000

At June 30, 2006 and 2005, the amounts of nonaccrual loans were $19,924 and $-0-, respectively.

NOTE 5 — Operating Segments
Statement of Financial Accounting Standard 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the disclosure made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment – commercial banking.
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
The Company has adopted FAS 123(R) effective January 1, 2006. In adopting this statement, the Company will use the prospective transition method. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The Company has not granted any stock options in the six months ended June 30, 2006.

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
Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share would have been impacted as shown in the following table:

	For the three months ended		For the six months ended
	June 30		June 30
	2006	2005	2006	2005
Reported net earnings	$418,162	$663,160	$1,297,416	$1,491,375
Compensation expense, net of taxes	(17,866)	(3,026)	(35,732)	(6,052)

Pro forma net earnings	400,296	660,134	1,261,684	1,485,323

Reported basic earnings per share	$0.11	$0.18	$0.35	$0.40
Pro forma basic earnings per share	$0.11	$0.18	$0.34	$0.40
Reported diluted earnings per share	$0.11	$0.18	$0.35	$0.40
Pro forma diluted earnings per share	$0.11	$0.18	$0.34	$0.40
NOTE 8– Contingent Liabilities
On March 6, 2006, Kensington Bankshares announced that it had signed a definitive agreement to merge with and into Superior Bancorp, a Delaware-chartered thrift holding company headquartered in Birmingham, Alabama. Superior Bancorp offers a broad range of banking and related services through Superior Bank (formerly known as The Bank), a federal savings bank. Under the terms of the merger agreement, Superior Bancorp has agreed to issue 1.60 shares of its common stock for each outstanding share of Kensington Bankshares common stock. Based on recent closing prices per share for Superior Bancorp common stock, the transaction would be valued at approximately $71.2 million. The actual value at consummation will be based on Superior Bancorp share price at that time. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals and to the satisfaction of usual and customary closing conditions . Upon completion of the merger, the Company will be required to pay its advisor in the merger a fee equal to 1% of the transaction value or approximately $710,200.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following financial information is presented to provide an analysis of the results of operations of Kensington Bankshares, Inc. (the “Company”) and its principal subsidiary, First Kensington Bank (the “Bank”) for the three and six months ended June 30, 2006 and 2005, compared. This information should be used in conjunction with the condensed consolidated financial statements included in the Company’s Form 10-QSB.
Performance Overview
The Company’s net income for the six month period ended June 30, 2006 was $1,297,416 compared to $1,491,375 for the six months ended June 30, 2005. Net income for the quarter ended June 30, 2006 was $418,162, compared to $663,160 for the quarter ended June 30, 2005. Net income per diluted common share totaled $.35 for the six months ended June 30, 2006 and $.11 for the three months ended June 30, 2006 compared to $.40 and $.18 for the six and three month periods ended June 30, 2005, respectively.
The annualized return on average assets was 0.77% for the six months ended June 30, 2006 compared to 1.07% for the six months ended June 30, 2005. The Company declared cash dividends of $0.15 per share on common shares during the six months ended June 30, 2005. The Company did not declare a cash dividend during the six months ended June 30, 2006.
Summary
Net income for the six months ended June 30, 2006 decreased $193,959, or 13.0%, due primarily to a $566,885 increase in noninterest expense, offset by a $83,742 increase in net interest income after the provision for possible credit losses and a decrease in income tax expense of $245,000. These fluctuations primarily impacted the second quarter of 2006 and therefore net income for the quarter ended June 30, 2006 decreased $244,998 or 58.6% as compared to the same period in 2005.
Net Interest Income
Total interest income increased $2,483,261, or 33.5%, in the six months ended June 30, 2006 as compared to the same period in 2005. Average interest-earning assets were $322,167,148 for the first six months of 2006, as compared to $268,984,102 for the same period in 2005, an increase of $53,183,046, or 19.8%. The average annualized rate earned on those earning assets during the first two quarters of 2006 was 6.15% as compared to 5.52% in 2005, reflecting the continuing impact of the increase in rates by the Federal Reserve Board during the past and current year.
Total interest expense increased by $2,466,419 or 94.5% in the first six months of 2006, when compared to the same period in 2005. Average interest bearing liabilities increased to $272,263,520 in 2006 from $219,883,870 in 2005, an increase of $52,379,650, or 23.8%. The average annualized rate paid increased to 3.73% in 2006 as compared to 2.37% in 2005, which was due to the continuing impact of the increases in rates by the Federal Reserve Board during the past and current year.
The net interest margin decreased to 3.0% for the six months ended June 30, 2006, as compared to 3.6% for the same period in 2005. This was primarily due to re-pricing of interest-bearing liabilities at a faster pace than the re-pricing of the Company’s interest earning assets, reflective of the current rate environment. Net interest margin is calculated by dividing annualized net interest income before provisions for possible credit losses into average interest earning assets.
For the quarter ended June 30, 2006, net interest income totaled $2,261,224, a decrease of $155,692 or 6.4%, as compared to $2,416,916 for the same period in 2005. Interest income totaled $4,993,418 for the quarter ended June 30, 2006, as compared to $3,861,907 for the same period in 2005. This increase was partially offset by an increase in interest expense, which totaled $2,732,194 for the quarter ended June 30, 2006 as compared to $1,444,991 for the same period in 2005. The net decrease in net interest income is due to the continuing impact of the increases in rates by the Federal Reserve Board during the past and current year.
Provision for Possible Credit Losses
The provision for possible credit losses totaled $-0- for the six months ended June 30, 2006 as compared to $66,900 for the same period in 2005. The provision for possible credit losses totaled $-0- for the quarter ended June 30, 2006 as compared to $55,000 for the same period in 2005. For further discussion of the Provision for Possible Credit Losses see Allowance for Possible Credit Losses below.

Noninterest Income
Noninterest income increased $44,184 or 35.4% for the six months ended June 30, 2006 as compared to the same period in 2005. Service charges on deposits increased $3,078, or 2.9%, for the first six months of 2006 as compared to 2005. Gains on sale of investments decreased by $2,500 in the first six months of 2006 as compared to 2005, due to the sale of available for sale investments in the first six months of 2005. Other income increased during the first six months of 2006 by $43,606 or 267.1% as compared to 2005. The majority of this increase is from the increase in rental income of $35,098 earned on commercial property acquired in late 2005.
Noninterest income increased $19,696 or 28.3% for the quarter ended June 30, 2006 as compared to the same period in 2005. The majority of this increase is from the increase in rental income of $17,682 earned on commercial property acquired in late 2005.
Noninterest Expense
Total noninterest expense increased $566,885, or 23.4%, during the six months ended June 30, 2006 compared to the same period of 2005. Total noninterest expense increased $401,934 or 32.2%, during the quarter ended June 30, 2006 as compared to the same quarter end in 2005. Salaries and benefits increased $130,196, or 9.4%, in the six months ended June 30, 2006 and $35,713 or 5.1%, in the quarter ended June 30, 2006 as compared to the same period of 2005. This increase is primarily due to the expansion of the Bank resulting in the need for additional staffing. Occupancy and equipment expense increased $133,260, or 31.8%, in the six months ended June 30, 2006 and $100,486, or 44.0% for the quarter ended June 30, 2006 when compared to the same periods of 2005 which is also largely associated with branch expansion. Other expenses increased $303,429 or 48.8% during the six months ended June 30, 2006 and $265,735 or 83.2% during the quarter ended June 30, 2006 as compared to the same periods in 2005, reflecting merger related expenses occurring in 2006.
Income Taxes
Earnings before taxes for the six months ended June 30, 2006 are $2,007,416 compared to $2,446,375 for the six months ended June 30, 2005, a decrease of $438,959 or 17.9%. Earnings before taxes for the quarter ended June 30, 2006 are $699,230 compared to $1,182,160 for the quarter ended June 30, 2005 a decrease of $482,930 or 40.9%. Income tax expense for the six months ended June 30, 2006 decreased $245,000 to $710,000, or by 25.7%, when compared to $955,000 for the same period in 2005. Income tax expense was $281,068 for the quarter ended June 30, 2006 as compared to $519,000 for the quarter ended June 30, 2005. The effective tax rate decreased to 35.4% and 40.2% for the six and three months ended June 30, 2006, respectively from 39.0% and 43.9% for the six and three months ended June 30, 2005, respectively, and is reflective of management’s estimate of taxes due at the interim periods.
Financial Condition and Liquidity
Total assets at June 30, 2006 increased $15,247,252 or 4.7% from December 31, 2005. Average total assets for the first six months of 2006 were $335,669,434. The ratio of net loans to deposits plus securities sold under agreements to repurchase on June 30, 2006 was 43.8% as compared to 42.4% on December 31, 2005.
Cash and Cash Equivalents
Cash and cash equivalents as of June 30, 2006 increased by $3,944,839 or 55.3%, from December 31, 2005. This increase was due primarily to the increase in securities sold under agreement to repurchase offset by the increase in loans, with the excess primarily held in Federal Funds Sold at June 30, 2006.

Loans
Net loans increased by $10,884,796 or 8.7% at June 30, 2006, from December 31, 2005. An increase in fundings for loans secured by commercial real estate contributed the majority of this loan growth.
Unfunded loan committments at June 30, 2006 were approximately $27.9 million compared to $23.4 million at December 31, 2006. Letters of credit are included in these amounts and represent approximately $2.0 million of the balance at both June 30, 2006 and December 31, 2005.
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
The allowance for possible credit losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of impairment related to those loans. Specific loss estimate amounts are included in the allowance based on management’s assessment of impairment and specific reserves are maintained on those identifiable losses. At June 30, 2006 and December 31, 2005, the Bank did not identify any material loans as impaired and therefore there were no specific reserves established to cover known losses in the portfolio.
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

The allowance for possible credit losses represents .74% of gross loans at June 30, 2006, as compared to .81% at year-end 2005. Management believes that the allowance at both periods is adequate to absorb any losses inherent in the portfolio.
Loans on which the accrual of interest had been discontinued has increased to $19,924 at June 30, 2006, as compared to $6,252 at December 31, 2005. Net charged-off loans for the first six months of 2006 were $5,484, as compared to net recovered loans of $18,100 for the same period in 2005.
Non-performing Assets: The Corporation’s non-performing assets at June 30, 2006 and December 31, 2005 amounted to $19,924 and $6,300, respectively. Under the Company’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due. There were no other loans considered to be impaired at both June 30, 2006 and December 31, 2005.
Investment Securities
Total investments held to maturity have increased $106,496 at June 30, 2006 as compared to December 31, 2005, which represents the net accretion of discounts on securities held in the portfolios.
The Bond’s held to maturity investment portfolio reflected a net unrealized loss of approximately $6.2 million at June 30, 2006 compared with a net unrealized loss of $2.8 million at December 31, 2005.
Premises and Equipment
Premises and equipment increased $188,753, net of depreciation expenses of $177,599 during the first six months of 2006. The additions of approximately $366,000 were primarily due to expenditures incurred related to the opening of a new branch facility in June 2006.
Deposits
Total deposits increased $400,685, or 0.14%, at June 30, 2006 from December 31, 2005, including a decrease of $8,103,850 on noninterest bearing deposits. Interest bearing deposits increased $8,504,535 at June 30, 2006, from December 31, 2005. The shift between noninterest bearing and interest bearing deposits was due to customers taking advantage of rising rates.
Time deposits in the amount of $100,000 or more totaled $89,036,000 at June 30, 2006, of which approximately $9.9 million mature in three months or less, $54.9 million mature in three through twelve months and $24.2 million mature in greater than twelve months.
Securities Sold under Agreements to Repurchase
Securities sold under agreements to repurchase increased $14,884,275, or 97.9% at June 30, 2006 from December 31, 2005. This increase in short term borrowings was primarily used by the Bank to fund the increase in loans as discussed above.

Liquidity
One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term and relatively liquid assets. Since all of the Bank’s investment securities are classified by management as held to maturity, these assets generate short term liquidity through the pledge or sale of the securities under agreements to repurchase. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain sufficient operating liquidity. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank maintains short-term financing availability through the purchase of federal funds. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. The Company’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Company’s liquidity at June 30, 2006 is considered adequate by management.
Capital Adequacy
The Company has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on June 30, 2006, was $28,723,913, an increase of $1,297,416, or 4.7%, from December 31, 2005. This increase is a result of current period net earnings.
Primary capital to total assets at June 30, 2006, was 8.5%, as compared to 8.4% at year-end 2005. Total capital and allowances for possible credit losses to total assets at June 30, 2006, was 8.8%, reflecting no change from December 31, 2005. The Company’s risk based capital was $29,735,167, or 16.2% of risk adjusted assets, at June 30, 2006, as compared to $28,443,235, or 16.6%, at year-end 2005. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Company to further access external funding sources. There can be no assurance that such funding sources will be available to the Company.

Item 3. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

KENSIGNTON BANKSHARES, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	By:	/s/ Gerald K. Archibald.

Gerald K. Archibald
President & Chief Executive Officer

Date: August 14, 2006	By:	/s/ William R. Bender, Jr.

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